Form 10QSB
period 2003-06-30
E THE MOVIE NETWORKS
filed 2003-07-31
CIK 1202034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2003

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period _____________ to _____________

                        Commission file number: 0-50062

                            e-The Movie Network, Inc.
              (Exact name of Small Business Company in its charter)


          Florida                                       65-1082273
(State  or  other jurisdiction of           (IRS Employer Identification Number)
   of incorporation)

                              14790 SW 21st Street
                                 Davie, FL 33325
                    (Address of principal executive offices)

Registrant's Telephone number, including area code: (954) 472-7971

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
                            -------------------------


PART  I:        Financial Information

     ITEM 1  -  Financial statements

     ITEM 2  -  Management's' discussion and analysis of
                       financial condition and results of operations

     ITEM 3  -  Controls and Procedures

PART  II:       Other Information

                         PART I: Financial Information

Item 1 - Financial statements

                            e-THE MOVIE NETWORK, INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                  JUNE 30, 2003
                                  -------------
                                   (UNAUDITED)
                                   -----------

                                     ASSETS
                                     ------

Current Assets:
   Cash and Cash Equivalents                                           $    368
   Loan Receivable                                                          160
                                                                       --------
         Total Current Assets                                          $    528

Other Assets:
   Website Costs (less accumulated amortization)                            722
                                                                       --------
         Total Assets                                                  $  1,250
                                                                       ========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
   Accounts Payable                                                    $    586
   Accrued Expenses                                                      10,596
                                                                       --------
         Total Current Liabilities                                     $ 11,182

Stockholders' (Deficit):
   Capital Stock - Common, no par value, 100,000,000
      shares authorized, 22,076,200 shares issued and
      outstanding                                                      $ 18,700
   (Deficit) Accumulated During the Development Stage                   (28,632)
                                                                       --------

         Total Stockholders' (Deficit)                                   (9,932)
                                                                       --------

         Total Liabilities and Stockholders' (Deficit)                 $  1,250
                                                                       ========

See Accompanying Notes to Financial Statements.

                            e-THE MOVIE NETWORK, INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, AND THE
            --------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2003
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                        Six Months Ended            Inception
                                                      June 30         June 30          to
                                                        2003           2002          6/30/03
                                                   ------------    ------------    ------------
Revenue                                            $         --    $         --    $         --
                                                   ------------    ------------    ------------
Operating Expenses:
   Amortization                                    $        333    $        333    $      1,278
   Hosting Fees and Other Internet Expenses                 210             210             930
   Office Supplies and Bank Charges                          76              69             265
   Organization and Start Up Costs                           --              --           8,600
   Professional Fees                                      1,866           1,170          11,494
   Rent                                                      --              --             426
   Transfer and Filing Fees                               1,000           1,000           5,556
                                                   ------------    ------------    ------------

         Total Operating Expenses                  $      3,485    $      2,782    $     28,549

Other Expenses:
   Interest                                                  --              --              83
                                                   ------------    ------------    ------------

Income (Loss) Before Tax Provision (Credit)        $     (3,485)   $     (2,782)   $    (28,632)
                                                   ------------    ------------    ------------
Provision for Income Tax (Credit):
   Federal Income Tax                              $         --    $         --    $         --
   State Income Tax                                          --              --              --
                                                   ------------    ------------    ------------
         Total Provision for Income Tax (Credit)   $         --    $         --    $         --
                                                   ------------    ------------    ------------
Net Income (Loss)                                  $     (3,485)   $     (2,782)   $    (28,632)
                                                   ============    ============    ============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                    $         --    $         --    $         --
                                                   ------------    ------------    ------------
Weighted Average Shares of Common Stock              22,076,200      12,076,200      14,940,336
                                                   ============    ============    ============


See Accompanying Notes to Financial Statements.

                            e-THE MOVIE NETWORK, INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                -------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                        Three Months Ended
                                                        ------------------
                                                      June 30        June 30
                                                       2003            2002
                                                   ------------    ------------

Revenue                                            $         --    $         --
                                                   ------------    ------------
Operating Expenses:
   Amortization                                    $        166    $        166
   Hosting Fees and Other Internet Expenses                 105             105
   Office Supplies and Bank Charges                          41              24
   Organization and Start Up Costs                           --              --
   Professional Fees                                        933             670
   Rent                                                      --              --
   Transfer and Filing Fees                                 500             500
                                                   ------------    ------------

         Total Operating Expenses                  $      1,745    $      1,465


Other Expenses:
   Interest                                                  --              --
                                                   ------------    ------------
Income (Loss) Before Tax Provision (Credit)        $     (1,745)   $     (1,465)
                                                   ------------    ------------
Provision for Income Tax (Credit):
   Federal Income Tax                              $         --    $         --
   State Income Tax                                          --              --
                                                   ------------    ------------
         Total Provision for Income Tax (Credit)   $         --    $         --
                                                   ------------    ------------
Net Income (Loss)                                  $     (1,745)   $     (1,465)
                                                   ============    ============

Per Share Information:
   Basic and Diluted Income (Loss)
      Per Share                                    $         --    $         --
                                                   ------------    ------------

Weighted Average Shares of Common Stock              22,076,200      12,076,200
                                                   ============    ============

See Accompanying Notes to Financial Statements.

                            e-THE MOVIE NETWORK, INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, AND THE
            --------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2003
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           Six Months Ended      Inception
                                                          June 30     June 30       to
                                                            2003        2002      6/30/03
                                                         --------    --------    --------
Cash Flows From Operating Activities:
   Net (Loss)                                            $ (3,485)   $ (2,782)   $(28,632)
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Amortization                                         333         333       1,278
         Organization Costs Contributed by Shareholder         --          --         500
         Common Stock Issued for Services                      --          --       3,200
   Change in Assets and Liabilities:
      Increase in Notes Receivable                             --          --        (160)
     Increase (Decrease) in Current Liabilities            (1,016)      2,420      11,182
                                                         --------    --------    --------

         Net Cash (Used) by Operating Activities         $ (4,168)   $    (29)   $(12,632)
                                                         --------    --------    --------
Cash Flows From Investing Activities:
   Addition to Website Costs                             $     --    $     --    $ (2,000)
                                                         --------    --------    --------

         Net Cash (Used in) Investing Activities         $     --    $     --    $ (2,000)
                                                         --------    --------    --------
Cash Flows From Financing Activities:
   Issuance of Common Stock for Cash                     $     --    $     --    $ 15,000
                                                         --------    --------    --------
         Net Cash Provided by Financing Activities       $     --    $     --    $ 15,000
                                                         --------    --------    --------
         Net Increase (Decrease) in Cash and Cash
            Equivalents                                  $ (4,168)   $    (29)   $    368

Cash and Cash Equivalents at the Beginning
   of Period                                                4,536          29         -0-
                                                         --------    --------    --------
Cash and Cash Equivalents at the End of Period           $    368    $     --    $    368
                                                         ========    ========    ========


See Accompanying Notes to Financial Statements.

                            E-THE MOVIE NETWORK, INC.
                            -------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, AND THE
            --------------------------------------------------------
            PERIOD FROM INCEPTION (JANUARY 3, 2001) TO JUNE 30, 2003
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           Six Months Ended      Inception
                                                          June 30     June 30       to
                                                            2003        2002      6/30/03
                                                         --------    --------    --------
Additional Cash Flow Information:
   Cash Paid During the Period for Interest
      (Non-Capitalized)                                  $     --    $     --    $     83
                                                         --------    --------    --------
      Income Taxes                                       $     --    $     --    $     --
                                                         ========    ========    ========



See Accompanying Notes to Financial Statements.

                            e-THE MOVIE NETWORK, INC.
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2003
                                  -------------
                                   (UNAUDITED)
                                   -----------

NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

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

         However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $28,632 during the period January 3, 2001 (inception) to June 30, 2003. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that
                            e-THE MOVIE NETWORK, INC.
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2003
                                  -------------
                                   (UNAUDITED)
                                   -----------


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

         Liquidity and Capital Resources
         -------------------------------

         At June 30, 2003, the Company had very little cash or other assets with which to conduct operations. The Company's operations have been funded by the sale of its common stock to its founder and a loan from a stockholder. The Company has incurred a net loss of $28,632 from inception. There can be no assurance that the Company will be able to obtain additional capital to meet its operation requirements and these factors indicate that the Company may not be able to continue as a going concern.

Item 3: Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

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

         (Not applicable)

Item 5.  Other Information.

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

               31      Section 302 Certification of Susan Parker

               32      Section 906 Certification of Susan Parketr

         (b) Reports on Form 8-K

               None.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date: July 29, 2003


/s/ Susan Parker
-------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer