Form 10QSB
period 2003-09-30
E THE MOVIE NETWORKS
filed 2003-10-17
CIK 1202034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period _____________ to _____________

Commission  file  number:  0-50062

e-The Movie Network, Inc.

(Exact name of Small Business Company in its charter)

Florida	65-1082273
(State of Incorporation)	(IRS Employer I.D. Number)

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

Yes [X]                 No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 22,100,100 Shares of Common Stock (no par value).

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]                 No [X]

e-The Movie Network, Inc.

PART  I:         Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's' discussion and analysis of

                       financial condition and results of operations

PART  II:        Other Information

e-THE MOVIE NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

SEPTEMBER 30, 2003

(UNAUDITED)

ASSETS

Current Assets:
Cash and Cash Equivalents	$83

Total Current Assets		$83

Other Assets:
Website Costs (less accumulated amortization)		555

Total Assets		$638

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts Payable	$451
Accrued Expenses	2,400

Total Current Liabilities		$2,851

Stockholders’ (Deficit):
Capital Stock - Common, no par value, 100,000,000
shares authorized, 22,100,000 shares issued and
outstanding	$28,030
(Deficit) Accumulated During the Development Stage	(30,243)

Total Stockholders’ (Deficit)		(2,213)

Total Liabilities and Stockholders’ (Deficit)		$638

See Accompanying Notes to Financial Statements.

e-THE MOVIE NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, AND THE

PERIOD FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2003

(UNAUDITED)

	Nine Months Ended		Inception
	Sept. 30	Sept. 30	to
	2003	2002	9/30/03

Revenue	$—	$—	$—

Operating Expenses:
Amortization	$500	$500	$1,445
Hosting Fees and Other Internet Expenses	315	315	1,035
Office Supplies and Bank Charges	121	99	310
Organization and Start Up Costs	—	—	8,600
Professional Fees	2,660	1,370	12,288
Rent	—	—	426
Transfer and Filing Fees	1,500	2,900	6,056

Total Operating Expenses	$5,096	$5,184	$30,160

Other Expenses:
Interest	—	83	83
Income (Loss) Before Tax Provision (Credit)	$(5,096)	$(5,267)	$(30,243)

Provision for Income Tax (Credit):
Federal Income Tax	$—	$—	$—
State Income Tax	—	—	—
Total Provision for Income Tax (Credit)	$—	$—	$—

Net Income (Loss)	$(5,096)	$(5,267)	$(30,243)

Per Share Information:
Basic and Diluted Income (Loss)
Per Share	$—	$—	$—

Weighted Average Shares of Common Stock	22,084,046	12,479,130	15,708,978

See Accompanying Notes to Financial Statements.

e-THE MOVIE NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	Three Months Ended
	Sept. 30	Sept. 30
	2003	2002

Revenue	$—	$—

Operating Expenses:
Amortization	$167	$167
Hosting Fees and Other Internet Expenses	105	105
Office Supplies and Bank Charges	45	30
Organization and Start Up Costs	—	—
Professional Fees	794	200
Rent	—	—
Transfer and Filing Fees	500	1,900

Total Operating Expenses	$1,611	$2,402

Other Expenses:
Interest	—	83
Income (Loss) Before Tax Provision (Credit)	$(1,611)	$(2,485)

Provision for Income Tax (Credit):
Federal Income Tax	$—	$—
State Income Tax	—	—
Total Provision for Income Tax (Credit)	$—	$—

Net Income (Loss)	$(1,611)	$(2,485)

Per Share Information:
Basic and Diluted Income (Loss)
Per Share	$—	$—

Weighted Average Shares of Common Stock	22,099,224	13,162,857

See Accompanying Notes to Financial Statements.

e-THE MOVIE NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, AND THE

PERIOD FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2003

(UNAUDITED)

	Nine Months Ended		Inception
	Sept. 30	Sept. 30	to
	2003	2002	9/30/03

Cash Flows From Operating Activities:
Net (Loss)	$(5,096)	$(5,267)	$(30,243)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Amortization	500	500	1,445
Organization Costs Contributed by Shareholder	—	—	500
Common Stock Issued for Services	—	—	3,200
Change in Assets and Liabilities:
Increase in Notes Receivable	—	—	(160)
Increase (Decrease) in Current Liabilities	143	1,887	12,341

Net Cash (Used) by Operating Activities	$(4,453)	$(2,880)	$(12,917)

Cash Flows From Investing Activities:
Addition to Website Costs	$—	$—	$(2,000)

Net Cash (Used in) Investing Activities	$—	$—	$(2,000)

Cash Flows From Financing Activities:
Issuance of Common Stock for Cash	$—	$10,000	$15,000

Net Cash Provided by Financing Activities	$—	$10,000	$15,000

Net Increase (Decrease) in Cash and Cash
Equivalents	$(4,453)	$7,120	$83

Cash and Cash Equivalents at the Beginning
of Period	4,536	29	-0-

Cash and Cash Equivalents at the End of Period	$83	$7,149	$83

See Accompanying Notes to Financial Statements.

E-THE MOVIE NETWORK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, AND THE

PERIOD FROM INCEPTION (JANUARY 3, 2001) TO SEPTEMBER 30, 2003

(UNAUDITED)

	Nine Months Ended		Inception
	Sept. 30	Sept. 30	to
	2003	2002	9/30/03

Additional Cash Flow Information:
Cash Paid During the Period for Interest
(Non-Capitalized)	$—	$—	$83
Income Taxes	$—	$—	$—

Non-Cash Financing Activity:
Issuance of common stock in lieu of payables	$9,330	$—	$9,330

See Accompanying Notes to Financial Statements.

e-THE MOVIE NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

For further information, refer to the financial statements and footnotes thereto of the Company as of December 31, 2002 and the period from inception (January 3, 2001) to December 31, 2002.

NOTE B - INCOME PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

NOTE C - GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

However, the Company has not generated any income and is unable to predict when its operations will generate income. Also, as shown in the accompanying financial statements, the Company incurred a net loss of $30,243 during the period January 3, 2001 (inception) to September 30, 2003. Therefore, it will be necessary for the Company officer to advance funds to the Company until such time as additional financing is available. There can be no assurance that the Company officer will have, or will be willing to advance funds to the Company when the funds are required. Also, there can be no assurances that additional financing will become available when required.

e-THE MOVIE NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

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

NOTE E - ISSUANCE OF COMMON STOCK

On July 2, 2003, the Company issued 11,900 shares of the Company’s common stock to Eric P. Littman and a similar amount of the Company’s common stock to Dennis Sturm. The Company is issuing these shares to Mr. Littman and Mr. Sturm for their payment of the Company’s payables in the amount of $9,330.

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

Due to the fact that our business has not produced revenues, we are seeking out business opportunity candidates. Presently, we are negotiating to acquire Cell Power Technologies, LLC. However, no letter of intent or other agreements have been reached with that company. In the event we are able to reach an agreement with Cell Power Technologies, LLC, there will be a change in control of the Company and a change in management. In the event we do not reach an agreement with Cell Power Technologies, LLC, we plan to investigate other business opportunities. Due to our limited experience in business analysis, we may not discover or adequately evaluate adverse facts about a potential business opportunity.

Liquidity and Capital Resources

At September 30, 2003, the Company had very little cash or other assets with which to conduct operations. The Company’s operations have been funded by the sale of its common stock to its founder and a loan from a stockholder. The Company has incurred a net loss from inception. There can be no assurance that the Company will be able to obtain additional capital to meet its operation requirements and these factors indicate that the Company may not be able to continue as a going concern.

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

Exhibit Number 31 Certification

Exhibit Number 32 Certification

   (b) Reports on Form 8-K

None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date: October 16, 2003

/s/ Susan Parker

President, Chief Executive Officer,

Chief Financial Officer, and

Principal Accounting Officer