Form 10QSB
period 2004-01-31
E THE MOVIE NETWORKS
filed 2004-04-26
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    MARK ONE

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 2004

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to

                         COMMISSION FILE NUMBER: 0-50062

                            E-THE MOVIE NETWORK, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                  59-1082273
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              1428 36TH STREET, SUITE 205, BROOKLYN, NEW YORK 11218
              -----------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (718) 436-7931
                                 --------------
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No| X|

         As of January 31, 2004, the small business issuer had outstanding 25,700,000 shares of common stock.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES |_| NO |X|

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

Forward Looking Statements                                                  (ii)

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheet January 31, 2004
     (Unaudited)                                                             1-2

   Condensed Consolidated Statements of Operations for the
     three months ended January 31, 2004 and for the period
     from September 22, 2003 (inception) to January 31, 2004
     (Unaudited)                                                               3

   Condensed Consolidated Statement of Changes in
     Stockholders' Deficiency for the three months ended
     January 31, 2004 and for the period from September 22,
     2003 (inception) through January 31, 2004                                 4

   Condensed Consolidated Statements of Cash Flows for the
     three months ended January 31, 2004 and for the period
     from September 22, 2003 (inception) through January 31,
     2004 (Unaudited)                                                        5-6

   Notes to Condensed Consolidated Financial Statements
     (Unaudited)                                                               7

Item 2 - Plan of Operations                                                   11

Item 3 - Controls and Procedures                                              13

                           PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                    14

Item 2 - Changes in Securities and Use of Proceeds                            14

Item 3 - Defaults upon Senior Securities                                      14

Item 4 - Submission of Matters to a Vote of Security Holders                  14

Item 5 - Other Information                                                    14

Item 6 - Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

                           FORWARD LOOKING STATEMENTS

The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to product performance; intentions to acquire or develop other technologies; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the competitive environment generally and in the Company's specific market areas; changes in technology; the availability of and the terms of financing, inflation, changes in costs and availability of goods and services, economic conditions in general and in the Company's specific market areas, demographic changes, changes in federal, state and /or local government law and regulations; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; and changes in the Company's acquisitions and capital expenditure plans. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

                                      (ii)
                                       e-THE MOVIE NETWORKS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                                January 31, 2004
--------------------------------------------------------------------------------

                                 ASSETS

CURRENT ASSETS
Cash                                                                    $  5,657
Prepaid expense                                                            7,500
                                                                        --------

Total Current Assets                                                    $ 13,157

INTANGIBLE ASSETS, Net of accumulated amortization
of $10,000                                                               270,010
                                                                        --------

TOTAL ASSETS                                                            $283,167
                                                                        ========
                                       e-THE MOVIE NETWORKS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)

                                                                January 31, 2004
--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Notes payable - related parties                                       $ 600,000
Note payable                                                            150,000
Accounts payable - related parties                                       35,000
Accounts payable                                                            285
Accrued payroll and payroll taxes                                        11,167
Accrued interest - related parties                                       41,995
Accrued interest                                                          7,566
                                                                      ---------

TOTAL LIABILITIES                                                     $ 846,013

COMMITMENTS

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 100,000,000 shares
 authorized; 25,700,000 shares issued and outstanding                    28,266
Additional paid-in capital                                             (423,800)
Deficit accumulated during the development stage                       (167,186)
                                                                      ---------
                                                                       (562,720)
Less:  stock subscription receivable                                       (126)
                                                                      ---------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (562,846)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                                            $ 283,167
                                                                      =========
                                       e-THE MOVIE NETWORKS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                Period from
                                                               September 22,
                                             For the Three    2003 (Inception)
                                              Months Ended     (Inception) to
                                               January 31,       January 31,
                                                  2004              2004
                                              ------------       ----------
REVENUE                                       $     42,409       $  42,409
                                              ------------       ---------
OPERATING EXPENSES
Consulting fees - related parties                  105,000         160,000
Consulting fees                                     35,000          35,000
Legal fees                                            --            15,802
Amortization                                         7,500          10,000
Payroll and payroll taxes                           33,681          33,681
Other                                                  733           1,321
                                              ------------       ---------
TOTAL OPERATING EXPENSES                           181,914         255,804
                                              ------------       ---------
OPERATING LOSS                                    (139,505)       (213,395)
                                              ------------       ---------
OTHER EXPENSES
Interest expense - related parties                  25,063          41,995
Interest expense                                     2,618           7,566
                                              ------------       ---------
TOTAL OTHER EXPENSES                                27,681          49,561
                                              ------------       ---------
NET LOSS                                      $   (167,186)      $(262,956)
                                              ============       =========
Basic and diluted loss per common share       ($      0.01)
                                              ============
Weighed-average common shares outstanding       24,846,565
                                              ============
                                       e-THE MOVIE NETWORKS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                                     (UNAUDITED)

                  Period from September 22, 2003 (Inception) to January 31, 2004
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                           Common Stock         Additional    During the      Stock
                                                      ----------------------     Paid-in     Development   Subscription
                                                        Shares       Amount      Capital        Stage       Receivable      Total
                                                      ------------------------------------------------------------------------------
BALANCE - September 22, 2003 (Inception)                    --       $  --      $    --       $    --          $--        $    --
                                                                                                                          ---------

Issuance of common stock at inception
for $.00001  per share                                22,600,000         226         --            --           (226)          --
Issuance of common stock in connection
with purchase of intangible assets at
October 3, 2003 for $.00001 per share                  1,000,000          10         --            --           --               10
Collection of stock subscription
receivable on October 24, 2003                              --          --           --            --            100            100
Net loss                                                    --          --           --         (95,770)        --          (95,770)
                                                      ----------     -------    ---------     ---------        -----      ---------
BALANCE - October 31, 2003                            23,600,000         236         --         (95,770)        (126)       (95,660)
                                                      ----------     -------    ---------     ---------        -----      ---------
Effects of reverse merger at November 3, 2003:
Capitalization of LLC's accumulated deficit at time
of recapitalization                                         --          --        (95,770)       95,770         --             --
Equity of e-The Movie Networks, Inc. at time of             --
recapitalization                                       2,100,000      28,030     (328,030)         --           --         (300,000)
Net Loss                                                    --          --           --        (167,186)        --         (167,186)
                                                      ----------     -------    ---------     ---------        -----      ---------
BALANCE - January 31, 2004                            25,700,000     $28,266    $(423,800)    $(167,186)       $(126)     $(562,846)
                                                      ==========     =======    =========     =========        =====      =========


                                       e-THE MOVIE NETWORKS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Period from
                                                                  September 22,
                                                  For the Three       2003
                                                   Months Ended   (Inception) to
                                                   January 31,     January 31,
                                                      2004            2004
                                                  ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(167,186)     $(262,956)
                                                     ---------      ---------
Adjustments to reconcile net loss to net
     cash used in operating activities:
Amortization                                             7,500         10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses - related party            35,000           --
Increase in prepaid expenses                            (7,500)        (7,500)
Increase in accounts payable                              --              285
Increase in accounts payable - related party            35,000         35,000
Increase in accrued payroll                             11,167         11,167
Increase in accrued interest - related parties          25,064         41,995
Increase in accrued interest                             2,618          7,566
Decrease in deferred revenue                           (30,000)       (30,000)
                                                     ---------      ---------

 TOTAL ADJUSTMENTS                                      78,849         68,513
                                                     ---------      ---------

 NET CASH USED IN OPERATING
ACTIVITIES                                             (88,337)      (194,443)
                                                     ---------      ---------

CASH USED IN INVESTING ACTIVITIES
Purchase of intangible assets                             --         (100,000)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits in escrow                                        --         (300,000)
Advances from related parties                             --          300,000
Repayment of advances from related parties                --         (300,000)
Proceeds from notes payable - related parties             --          600,000
Collection of stock subscription receivable               --              100
                                                     ---------      ---------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                           $    --        $ 300,100
                                                     ---------      ---------
                                       e-THE MOVIE NETWORKS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS,
                                                                       Continued
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Period from
                                                                  September 22,
                                                  For the Three       2003
                                                   Months Ended   (Inception) to
                                                   January 31,     January 31,
                                                      2004            2004
                                                  ------------------------------

NET (DECREASE) INCREASE IN CASH                      $(88,337)       $  5,657

CASH - Beginning                                       93,994            --
                                                     --------        --------

CASH - Ending                                        $  5,657        $  5,657
                                                     ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Cash paid during the periods for:

Interest                                             $   --          $   --

Non-cash investing and financing activities:

In connection with the purchase of intangible
  assets:
Deferred revenue assumed                             $   --          $ 30,000
Note payable assumed                                 $   --          $150,000
Common stock issued                                  $   --          $     10
                                       e-THE MOVIE NETWORKS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Organization and Operations of Company

       Pursuant to the terms and conditions of an Exchange Agreement effective November 3, 2003 (the "Exchange Agreement"), e-The Movie Networks, Inc. ("ETMV"), a Florida Corporation, acquired all the outstanding membership interests of Cell Power Technologies LLC ("Cell Power"), a Delaware limited liability company engaged in the marketing and distribution of portable cell phone batteries. As ETMV did not have any meaningful operations prior to the consummation of the Exchange Agreement, the transaction was treated as a recapitalization, and accounted for, on a historical cost basis, for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of Cell Power and the membership interests of Cell Power have been retroactively restated to give effect to the exchange for ETMV common stock. ETMV and its subsidiary, Cell Power, are collectively referred to as the "Company". For further information on the Exchange Agreement, please refer to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 6, 2003, and as amended by the Current Report on Form 8-K/A filed by the Company on April 5, 2004.

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies

       Basis of Presentation
       The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and
       Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at January 31, 2004, and its results of operations and cash flows for the three months ended January 31, 2004 not misleading.

       Operating results for the three months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2004.

       The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of $262,956 since its inception, has a working capital deficiency of $832,856, has a stockholders' deficiency of $562,846 and has entered into consulting and other contractual commitments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital in order to develop a viable business. The Company plans to issue stock to raise capital to fund its operations, however, there can be no assurances that the Company can obtain the additional financing necessary to fund its operations.

                                       e-THE MOVIE NETWORKS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies, continued

       Principles of Consolidation
       The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

       Revenue Recognition
       The Company generates revenue from two specific sources: (a) royalties on the sale of individual Cellboost units generated by other entities in certain markets; and (b) Cellboost product sales generated by the Company. Revenues generated from either royalty rights or Company product sales are recognized when the product is shipped and collectibility is probable.

       Stock Options
       As of January 31, 2004, the Company had stock options outstanding to its Chief Executive Officer granted in November 2003. The options are for 500,000 shares of the Company's common stock, have an exercise price of $0.50 per share and vest ratably over 5 years beginning two years from the date of grant. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months ended January 31, 2004:

       Net loss as reported                                           $(167,186)

       Deduct: total stock-based employee compensation
                  expense determined under fair
                  value-based method for all options                     (2,346)
                                                                      ---------

       Proforma net loss                                              $(169,532)
                                                                      =========

       Basic and diluted net loss per share as reported               $    0.01
                                                                      =========

       Basic and diluted proforma net loss per share                  $    0.01
                                                                      =========
                                       e-THE MOVIE NETWORKS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies, continued

       Stock Options, continued
       The fair value of options at date of grant was estimated using the Black-Scholes fair value-based method with the following weighted average assumptions:

              Expected Life (Years)                             5
              Interest Rate                                   3.33%
              Annual Rate of Dividends                          --%
              Volatility                                       96%

       The weighted average fair value of options at date of grant using the fair value-based method is estimated at $0.06.

NOTE 3 - Deferred and Income Taxes

       Income taxes have been computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" This standard requires, among other things, recognition of future tax expenses or benefits, measured using enacted tax rates, attributable to taxable or deductible temporary differences between financial statements and income tax reporting bases of assets and liabilities.

       Cell Power, a limited liability company, had previously been treated as a partnership under the Internal Revenue Code and relevant state statutes. As a result of the Exchange Agreement, the taxable status of Cell Power as a partnership was terminated as of November 3, 2003. No provision or liability for federal or state income taxes has been included in the accompanying condensed consolidated financial statements for the period prior to the effective date of the Exchange Agreement. Proforma income taxes are not presented as it would not be different from actual.

NOTE 4 - Loss Per Share

       Basic net loss per share is computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as stock options, into common stock. The Company's outstanding stock options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. Potentially dilutive securities consist of 500,000 options at January 31, 2004.

NOTE 5 - Significant Customer

       All of the Company's revenue has been generated by one customer.

                                       e-THE MOVIE NETWORKS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - Commitments

       Consulting Services Contracts
       In January 2004, the Company entered into a consulting contract for operational and financial services. The contract provides for monthly payments of $5,000 for six months and an option to purchase common stock of the Company. The option, extending into perpetuity, provides for the purchase of an amount equal to 2% of the outstanding common stock of the Company at the time of exercise for $0.50 per share.

       Employment Agreement
       The Company entered into a three-year employment agreement, effective November 1, 2003, with a member of the Company to serve as its Chief Executive Officer and President. The agreement provides for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of common stock of ETMV, pursuant to terms in the Agreement.

NOTE 7 - Subsequent Events

       Issuance of Common Stock
       In March 2004, the Company issued 250,000 shares of common stock for $50,000.

       Consulting Agreements
       In February 2004, the Company entered into two one-year consulting agreements each in exchange for 1.5 million shares of the Company's common stock.

ITEM 2. PLAN OF OPERATIONS

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements for the period September 22, 2003 (inception) to October 31, 2003 and notes thereto contained in the Report on Form 8-K of e the Movie Network, Inc. ("ETMV"). These financial statements reflect the consolidated operations of ETMV and its consolidated subsidiary for the three months ended January 31, 2004.

Overview

         e-The Movie Network, Inc. ("ETMV") was incorporated in the state of Florida in January 2001 to sell movie videos over the internet. ETMV's original plan never materialized and, in November 2003, ETMV entered into an agreement with the holders of the membership interests in Cell Power Technologies LLC. ("Cell Power"), a Delaware limited liability company, to issue shares of ETMV for outstanding membership interests in Cell Power. Cell Power was organized under Delaware law in September 2003 and is engaged in the marketing and sale of a product known as Cellboost. Following the transaction, Cell Power became a wholly owned subsidiary of ETMV (Collectively the "Company").

         Cell Power is the sub-exclusive agent for Cellboost products (the "Products") in Latin and South America. Cellboost, is a portable cell-phone battery. Smaller than a matchbook, Cellboost comes in phone specific models to fit most cellphones and includes a portable battery with a non-degenerating three-year shelf life that includes 60 hours of standby and one hour talk time.

         Reflecting the changed focus of its business, the Company's objective is to accelerate the development of new markets for Products in Latin and South America. The Company's immediate objective is to implement a dual-pronged marketing plan in an effort to establish markets for the Products in Latin and South American markets. The first prong of the Company's marketing plan is, marketing and sales to wireless phone carriers in the region through industry specific print advertising and active marketing at trade shows such as, the CTIA show which the Company attended, in an effort to begin the process of introducing the Products to carriers and their distributors. As this market segment grows, the Company intends to actively market the Products to regional distributors and retailers in order to broaden Product availability.

         The second prong of the marketing plan consists of, marketing and sales to consumers. Experience in North America has shown that education of consumers to the benefits of the product leads directly to increased sales. However, the Company believes that this prong of the marketing plan cannot commence until there is sufficient availability of product in the market to satisfy consumer demand. The Company anticipates that it will rollout this segment of the plan on a regional basis.

         The Company has engaged several consultants in order to design an appropriate marketing plan for the penetration of the South and Latin American markets. These consultants have prepared budgets and financials indicating what the cost of the marketing plan will be. Management has approved the marketing plan and intends to raise the funds needed to implement the plan through offerings of the Company's securities. However, the Company currently has no funding commitments and no assurance can be provided that the Company will be able to raise funds on commercially acceptable terms.

Financial Condition

         The Company is considered a development stage company and has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

         The Company expects to incur significant additional expenditures in implementing its marketing plan and operating losses are expected for the foreseeable future. There can be no assurance that the Company can be operated profitably in the future.

         The Company's continuation as a going-concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. No assurance can be given that the Company will be able to obtain such financing on terms acceptable to it. Cell Power's auditors' report on the financial statements for the period September 22, 2003 (inception) to October 31, 2003 indicated that substantial doubt exists regarding Cell Power's ability to continue as a going concern. Such indication may make it more difficult for the Company to raise funds.

         For the three months ended January 31, 2004, the Company recorded revenues of approximately $42,000. This revenue is attributable to royalty income earned as a result of the Company's purchase of a royalty stream from Global Link Technologies, Inc.

         Operating expenses, which include consulting, legal and other professional fees, payroll and payroll taxes and other expenses, were approximately $182,000 for the three months ended January 31, 2004.

         The Company had net cash used in operations of approximately $88,000. As a result, its cash balances were reduced by such amount.

         The Company has notes payable resulting from the acquisition of Cell Power in the approximate amount of $750,000 that continue to accrue interest.

Liquidity and Capital Resources

         On January 31, 2004, we had approximately $6,000 in available cash resources. In March 2004, the Company raised $50,000 from the issuance of 250,000 shares of Common Stock to an investor.

         The Company needs to raise at least $250,000 on an immediate basis in order to meet its obligation as they come due to maintain operations as presently conducted through the third quarter of 2004. Additionally, the Company will need at least an additional $1.25 million in order to realize its business plan. Management intends to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company has no commitments for any funding and no assurance can be given that the Company will be able to raise needed funds on commercially acceptable terms.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004.

         In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3.

         The Company does not expect the adoption of these pronouncements to have a material effect on its financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         During the three months ended January 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALE OF UNREGISTERED SECURITIES

         Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended January 31, 2004. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

         In connection with the acquisition of Cell Power, in November 2003 the Company issued to the previous members of Cell Power 23,600,000 shares of the Company's Common Stock in consideration of all of the then outstanding membership interests of Cell Power.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

          None

          31.  Rule 13a-14(a) / 15d-14(a) Certification

          32.  Section 1350 Certification

          (b)  Reports on Form 8-K

          (i) The Company filed a Current Report on Form 8-K on November 6, 2003 announcing the acquisition of Cell Power.

          (ii) The Company filed Amendment No. 1 to such Current Report on Form 8-K on April 5, 2003 to file the audited 2003 year-end financial statements of Cell Power.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

DATE: April 26, 2004                      e-THE MOVIE NETWORK, INC.

                                          /s/ JACOB HERSKOVITS
                                          --------------------------------------
                                          JACOB HERSKOVITS
                                          CHIEF EXECUTIVE OFFICER
                                          (AND PRINCIPAL FINANCIAL OFFICER)