Form 10QSB
period 2004-04-30
Cell Power Technologies Inc
filed 2004-06-14
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 2004

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to____________

                         COMMISSION FILE NUMBER: 0-50062

                          CELL POWER TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)



            Florida                                  59-1082273
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


              1428 36TH STREET, SUITE 205, BROOKLYN, NEW YORK 11218 (Address of principal executive offices, including zip code)

                                 (718) 436-7931
                (Issuer's telephone number, including area code)

                            E-THE MOVIE NETWORK, INC.
(Former name,former address and former fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No| X|

As of June 14, 2004, the small business issuer had outstanding 28,950,000 shares of common stock.

Transitional Small Business disclosure format (check one)    Yes |_|   No |X|

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

                                                                    Page Number

Forward Looking Statements                                                  3

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheet at April 30, 2004
     (Unaudited)                                                          4-5

   Condensed Consolidated  Statements of Operations for the six and
     three months ended April 30, 2004 and for the period from
     September 22, 2003 (inception) to April 30, 2004 (Unaudited)           6

   Condensed Consolidated  Statement of Changes in Stockholders'
     Deficiency for the six ended  April 30, 2004 and for the period
     from  September  22, 2003 (inception) through April 30, 2004           7

   Condensed  Consolidated  Statements  of Cash Flows for the six
     months  ended  April 30,  2004 and for the period  from
     September  22,  2003  (inception) through April 30, 2004
     (Unaudited)                                                          8-9

   Notes to the Condensed Consolidated Financial Statements
     (Unaudited)                                                         10-14

Item 2 - Plan of Operation                                                  15

Item 3 - Controls and Procedures                                            18

                           PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                  19

Item 2 - Changes in Securities and Use of Proceeds                          19

Item 3 - Defaults upon Senior Securities                                    19

Item 4 - Submission of Matters to a Vote of Security Holders                19

Item 5 - Other Information                                                  19

Item 6 - Exhibits and Reports on Form 8-K                                   19

Signatures                                                                  20

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

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                            April 30, 2004


                                ASSETS

CURRENT ASSETS
   Cash                                                          $     19,905
                                                                 ------------

         TOTAL CURRENT ASSETS                                          19,905

INTANGIBLE ASSETS, net of accumulated amortization
  of $17,500                                                          262,510
                                                                 ------------

TOTAL ASSETS                                                     $    282,415
                                                                 ============

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                             April 30, 2004


                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Notes payable - related parties                                $    600,000
  Note payable                                                        150,000
  Accounts payable - related party                                    140,000
  Accounts payable                                                        285
  Accrued payroll and related taxes                                    44,668
  Accrued interest - related parties                                   52,903
  Accrued interest                                                     10,184
                                                                 ------------

          TOTAL CURRENT LIABILITIES                                   998,040
                                                                 ------------

COMMITMENTS

STOCKHOLDERS' DEFICIENCY
  Common stock, no par value, 100,000,000 shares authorized;
   28,950,000 shares issued and outstanding                           378,266
  Additional paid-in capital                                         (412,801)
  Deficit accumulated during the development stage                   (456,090)
  Deferred consulting fees                                           (225,000)
                                                                 ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                              (715,625)
                                                                 ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIENCY                                              $    282,415
                                                                 ============

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                    For the
                                                                                  Period from
                                                                                 September 22,
                                               For the Six      For the Three  2003 (Inception)
                                              Months Ended      Months Ended    (Inception) to
                                                April 30,         April 30,        April 30,
                                                  2004              2004             2004
                                             ---------------   --------------------------------
REVENUE                                      $        56,426   $        14,017  $        56,426
                                             ---------------   ---------------  ---------------

OPERATING EXPENSES
  Consulting fees - related parties                  210,000           105,000          265,000
  Consulting fees                                    140,999           105,999          140,999
  Professional fees                                   30,000            30,000           45,802
  Amortization                                        15,000             7,500           17,500
  Payroll and related taxes                           67,251            33,570           67,251
  Other                                                8,058             7,325            8,646
                                             ---------------   ---------------  ---------------

      TOTAL OPERATING EXPENSES                       471,308           289,394          545,198
                                             ---------------   ---------------  ---------------

      OPERATING LOSS                                (414,882)         (275,377)        (488,772)
                                             ---------------   ---------------  ---------------

OTHER EXPENSES
  Interest expense - related parties                  35,973            10,910           52,905
  Interest expense                                     5,235             2,617           10,183
                                             ---------------   ---------------  ---------------

      TOTAL OTHER EXPENSES                            41,208            13,527           63,088
                                             ---------------   ---------------  ---------------

      NET LOSS                               $      (456,090)  $      (288,904) $      (551,860)
                                             ===============   ===============  ===============

Basic and diluted net loss per common share           ($0.02)           ($0.01)
                                             ===============   ===============

Weighed-average common shares outstanding         27,050,549        28,477,778
                                             ===============   ===============

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

Period from September 22, 2003 (Inception) to April 30, 2004
-------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                              Accumulated
                                                                                  Additional   During the
                                                            Common Stock           Paid-in    Development
                                                           ---------------------
                                                               Shares     Amount    Capital      Stage
                                                          -------------------------------------------------
BALANCE - September 22, 2003 (Inception)                           --    $    --  $       --   $     --

  Issuance of common stock at inception
    for $.00001  per share                                 22,600,000        226          --         --
  Issuance of common stock in connection
    with purchase of intangible assets at
    October 3, 2003 for $.00001 per share                   1,000,000         10          --         --
  Collection of stock subscription
    receivable on October 24, 2003                                 --         --          --         --
  Net loss                                                         --         --          --    (95,770)
                                                          -----------   -------- -----------  ----------
BALANCE - October 31, 2003                                 23,600,000        236          --    (95,770)

  Effects of reverse merger at November 3,
    2003:
      Capitalization of LLC's accumulated deficit at
        time of recapitalization                                   --         --     (95,770)    95,770
      Equity of e-The Movie Networks, Inc. at time of
        recapitalization                                    2,100,000     28,030    (328,030)        --
  Stock options issued to consultant for services
    on January 22, 2004                                            --         --      10,999         --
  Issuance of common stock  at $.10 per share to consultants
    for services on February 12, 2004                       3,000,000    300,000          --         --
  Issuance of common stock for $.20 per share
    on March 10, 2004                                         250,000     50,000          --         --
  Collection of stock subscription
    receivable on March 15, 2004                                   --         --          --         --
  Net loss                                                         --         --          --   (456,090)
                                                          -----------   -------- -----------  ----------
BALANCE - April 30, 2004                                   28,950,000   $378,266 $ (412,801)  $(456,090)
                                                          ===========   ======== ===========  ==========

                                                            Stock         Deferred
                                                          Subscription   Consulting

                                                          Receivable         Fees         Total
                                                          -------------------------------------------

BALANCE - September 22, 2003 (Inception)                  $         --   $         --   $          --

  Issuance of common stock at inception
    for $.00001  per share                                        (226)            --              --
  Issuance of common stock in connection
    with purchase of intangible assets at
    October 3, 2003 for $.00001 per share                           --             --              10
  Collection of stock subscription
    receivable on October 24, 2003                                 100             --             100
  Net loss                                                          --             --         (95,770)
                                                          ------------   ------------   -------------
BALANCE - October 31, 2003                                        (126)            --         (95,660)

  Effects of reverse merger at November 3,
    2003:
      Capitalization of LLC's accumulated deficit at
        time of recapitalization                                    --             --              --
      Equity of e-The Movie Networks, Inc. at time of
        recapitalization                                            --             --        (300,000)
  Stock options issued to consultant for services
    on January 22, 2004                                             --             --          10,999
  Issuance of common stock at $.10 per share to consultants
    for services on February 12, 2004                               --       (225,000)         75,000
  Issuance of common stock for $.20 per share
    on March 10, 2004                                               --             --          50,000
  Collection of stock subscription
    receivable on March 15, 2004                                   126             --             126
  Net loss                                                          --             --         (456,090)
                                                          ------------   ------------   -------------
BALANCE - April 30, 2004                                  $         --   $   (225,000)  $    (715,625)
                                                          ============   ============   =============

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                 For the
                                                                               Period from
                                                                              September 22,
                                                          For the Six             2003
                                                          Months Ended        (Inception) to
                                                           April 30,            April 30,
                                                             2004                 2004
                                                         ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $   (456,090)          $   (551,860)
                                                         -------------          ------------
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Common stock issued for services                          75,000                75,000
     Stock options issued for services                         10,999                10,999
     Amortization                                              15,000                17,500
  Changes in operating assets and liabilities:
     Decrease in prepaid expenses - related party              35,000                    --
     Increase in accounts payable - related party             140,000               140,000
     Increase in accounts payable                                  --                   285
     Increase in accrued payroll and related taxes             44,668                44,668
     Increase in accrued interest - related parties            35,973                52,904
     Increase in accrued interest                               5,235                10,183
     Decrease in deferred revenue                             (30,000)              (30,000)
                                                         -------------          ------------

         TOTAL ADJUSTMENTS                                    331,875               321,539
                                                         -------------          ------------

         NET CASH USED IN OPERATING
          ACTIVITIES                                         (124,215)             (230,321)
                                                         -------------          ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of intangible assets                                    --              (100,000)
                                                         -------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits in escrow                                               --              (300,000)
  Advances from related parties                                    --               300,000
  Repayment of advances from related parties                       --              (300,000)
  Proceeds from notes payable - related parties                    --               600,000
  Proceeds from issuance of common stock                       50,000                50,000
  Collection of stock subscription receivable                     126                   226
                                                         -------------          ------------

          NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                    $     50,126           $   350,226
                                                         -------------          ------------

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                 For the
                                                                               Period from
                                                                              September 22,
                                                          For the Six             2003
                                                          Months Ended        (Inception) to
                                                           April 30,            April 30,
                                                             2004                 2004
                                                         ------------------------------------
NET (DECREASE) INCREASE IN CASH                          $     (74,089)         $    19,905

CASH - Beginning of period                                      93,994                   --
                                                         -------------          ------------

CASH - Ending of period                                  $      19,905          $    19,905
                                                         =============          ============

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION
 Cash paid during the periods for:

  Interest                                               $         --           $        --

 Non-cash investing and financing activities:

  In connection with the purchase of intangible assets:
    Deferred revenue assumed                             $         --           $    30,000
    Note payable assumed                                 $         --           $   150,000
    Common stock issued                                  $         --           $        10

 Issuance of common stock in exchange for services to
    to be rendered                                       $    300,000           $    300,000


                                     CELL POWER TECHNOLOGIES, INC AND SUBSIDIARY
                                            (Formerly e-The Movie Network, Inc.)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND OPERATIONS OF COMPANY

       Pursuant to the terms and conditions of an exchange agreement effective November 3, 2003 (the "Exchange Agreement"), e-The Movie Network, Inc. ("ETMV"), now known as Cell Power Technologies, Inc. ("Cell Power"), a Florida Corporation, acquired all the outstanding membership interests of Cell Power Technologies LLC ("Cell Power LLC"), a Delaware limited liability company engaged in the marketing and distribution of portable cell phone batteries. As Cell Power did not have any meaningful operations prior to the consummation of the Exchange Agreement, the transaction was treated as a recapitalization, and accounted for, on a historical cost basis, for all periods presented. Moreover, the financial statements set forth in this report for all periods, prior to the recapitalization, are the financial statements of Cell Power LLC and the membership interests of Cell Power LLC have been retroactively restated to give effect to the exchange for Cell Power common stock. Cell Power and its subsidiary, Cell Power LLC, are collectively referred to as the "Company". For further information on the Exchange Agreement, please refer to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 6, 2003, and as amended by the Current Report on Form 8-K/A filed by the Company on April 5, 2004.

       On April 29, 2004, ETMV changed its name to Cell Power in order to better reflect its current business.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION
       The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and
       Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at April 30, 2004, and its results of operations and cash flows for the six months ended April 30, 2004 not misleading. Operating results for the six months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2004.

       The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of $551,860 since its inception, has a

                                     CELL POWER TECHNOLOGIES, INC AND SUBSIDIARY
                                            (Formerly e-The Movie Network, Inc.)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
       working capital deficiency of $978,135, has a stockholders' deficiency of $715,625 and has entered into consulting and other contractual commitments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital in order to develop a viable business. There can be no assurances that the Company can obtain the additional financing necessary to fund its operations. On June 11, 2004, the Company raised gross proceeds of $648,000 through the private placement of its securities. The funds raised followed an initial closing by the Company on a private placement that it commenced in May 2004 to raise up to $3 million. See Note 7 "Subsequent Events". The Company is entitled to conduct subsequent closings on funds raised. However, no assurance can be given that the Company will be able to close on additional funds.

       PRINCIPLES OF CONSOLIDATION
       The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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

       EMPLOYEE STOCK OPTIONS
       As of April 30, 2004, the Company had stock options outstanding to its Chief Executive Officer granted in November 2003. The options are for 500,000 shares of the Company's common stock, have an exercise price of $0.50 per share and vest ratably over 5 years beginning two years from the date of grant. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. The following table illustrates the effect on net loss and

                                     CELL POWER TECHNOLOGIES, INC AND SUBSIDIARY
                                            (Formerly e-The Movie Network, Inc.)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

       loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the six and three months ended April 30, 2004:

                                           Six Months Ended  Three Months Ended
                                               April 30,         April 30,
                                                 2004               2004
                                          ------------------  ----------------
Net loss as reported                        $ (456,090)       $   (288,904)

Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                               (4,514)             (2,168)
                                            -----------       -------------

Pro forma net loss                          $ (460,604)       $   (291,072)
                                            ===========       =============
Net loss per share, basic and diluted
      as reported                           $    (0.02)       $      (0.01)
                                            ===========       =============
Pro forma net loss per share,
            basic and diluted               $    (0.02)       $      (0.01)
                                            ===========       =============

       STOCK OPTIONS, continued
       The fair value of employee stock options at date of grant was estimated using the Black-Scholes fair value-based method with the following weighted average assumptions:

                           Expected Life (Years)                  6.0
                           Interest Rate                         3.33%
                           Annual Rate of Dividends               --%
                           Volatility                             96%

       The weighted average fair value of options at date of grant using the fair value-based method is estimated at $0.06.

                                     CELL POWER TECHNOLOGIES, INC AND SUBSIDIARY
                                            (Formerly e-The Movie Network, Inc.)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 - LOSS PER SHARE

       Basic net loss per share is computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as stock options, into common stock. The Company's outstanding stock options are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. Potentially dilutive securities consist of 1,014,000 options at April 30, 2004.

NOTE 4 - SIGNIFICANT CUSTOMER

       All of the Company's revenue has been generated by one customer.

NOTE 5 - COMMITMENTS

       CONSULTING SERVICES CONTRACTS
       In January 2004, the Company entered into a consulting contract for operational and financial services. The contract provides for monthly payments of $5,000 for six months and an option to purchase common stock of the Company. The option, which expires January 2014, provides for the purchase of 514,000 shares of the outstanding common stock of the Company at the time of exercise for $0.75 per share. The fair value of the options amounted to $10,999 and is included in consulting fees in the accompanying condensed consolidated statement of operations for the six and three months ended April 30, 2004.

       In February 2004, the Company entered into two one-year consulting agreements each in exchange for 1.5 million shares of the Company's common stock. The fair value of the common stock issued amounted to $300,000 and is being amortized over the term of the agreement. Amortization for the six and three months ended April 30, 2004 amounted to $75,000 and is included in consulting fees in the accompanying condensed consolidated statement of operations for the six and three months ended April 30, 2004.

       EMPLOYMENT AGREEMENT
       The Company entered into a three-year employment agreement, effective November 1, 2003, with the Company's Chief Executive Officer and President. The agreement provides for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of the Company's common stock, pursuant to terms in the Agreement.

                                     CELL POWER TECHNOLOGIES, INC AND SUBSIDIARY
                                            (Formerly e-The Movie Network, Inc.)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 6 - STOCKHOLDERS EQUITY
In March 2004, the Company issued 250,000 shares of common stock for $50,000.

NOTE 7 - SUBSEQUENT EVENTS

INITIAL CLOSING ON PRIVATE PLACEMENT

In May 2004, the Company commenced a private placement (the "Private Placement") to certain private and institutional investors of up to $3 million by the sale of units of its securities, with each unit (hereinafter a "Unit") comprised of
(i) 32,000 shares of Common Stock and (ii) five year warrants to purchase up to an additional 32,000 shares of common stock at a per share exercise price of $1.25 (the "Warrants"), provided that the exercise period may be reduced under certain conditions (primarily relating to the effectiveness of the Registration Statement and the closing bid price of the Company's Common Stock exceeding $2.75 for each of 10 consecutive trading days). The per Unit Price is $24,000. Under the Private Placement, subscription amounts are deposited into an escrow account and the Company is authorized to conduct an initial closing upon its acceptance of subscriptions for a minimum of 21 Units for $504,000.

On June 11, 2004, the Company conducted an initial closing with respect to the sale of 27 units for gross proceeds of $648,000 (the "Initial Closing"). Thereafter, the Company can conduct additional closings. The Private Placement is scheduled to terminate on July 31, 2004, provided that the Company is entitled, at its option, to extend the termination for an additional 60 day period.

The Company received net proceeds of approximately $583,000 from the proceeds of the Initial Closing, following the repayment of offering related expenses. The Company expects to use approximately $200,000 of these proceeds to retire outstanding debt in the approximate amount of $750,000 that bacame due in May 2004 and continues to accrue interest. Additional amounts raised from the Private Placement will be used in part to retire this debt.

ITEM 2. PLAN OF OPERATION

The following analysis of the financial condition of the Company should be read in conjunction with the financial statements for the period September 22, 2003 (inception) to October 31, 2003 and notes thereto contained in the Report on Form 8-K of Cell Power Technologies, Inc. ("Cell Power"), formerly known as "e the Movie Network, Inc." These financial statements reflect the consolidated operations of Cell Power and its consolidated subsidiary for the six and three months ended April 30, 2004.

OVERVIEW

Cell Power was incorporated in the State of Florida in January 2001 under the name "e-The Movie Network, Inc." to sell movie videos over the internet. On April 29, 2004, the Company name was changed to Cell Power. Cell Power's original plan never materialized and, in November 2003, Cell Power entered into an agreement with the holders of the membership interests in Cell Power Technologies LLC. ("Cell Power LLC"), a Delaware limited liability company, to issue shares of Cell Power for outstanding membership interests in Cell Power LLC. Cell Power LLC was organized under Delaware law in September 2003 and is engaged in the marketing and sale of a portable cell phone battery known as "Cellboost". Following the transaction, Cell Power LLC became a wholly owned subsidiary of Cell Power.

Cell Power and Cell Power LLC are collectively referred to as the "Company".

CRITICAL ACCOUNTING POLICIES

The Company's condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, the Company does not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

CELLBOOST PRODUCT

The Cellboost battery is a patented disposable power source encased in a hard plastic shell with a cell phone-specific plug providing talk time. The device attaches to the charger port of a cell phone and delivers enough energy to enable up to 60 minutes of talk time. The battery has a non-degenerating three year shelf life. Cellboost is intended to supply a needed energy source for built-in phone batteries. Smaller than a matchbook, Cellboost comes in phone specific models to fit most cell phones. Cellboost was developed by Jumpit AS, a private company based in Oslo, Norway ("Jumpit"). In December 2001, Jumpit applied for patent protection in respect of a backup battery for a rechargeable phone. In March 2004, the United States Patent Office granted patent protection. Patent applications are pending Europe and other parts of the world.

In February 2003, E & S International Enterprises, Inc. ("ESI"), a California based electronics distributor, entered into a worldwide exclusive license agreement (the "Main Agreement") with Jumpit for the distribution of the

Cellboost battery. As part of the Main Agreement, Global Link Technologies, Inc. ("Global"), a distributor for Jumpit in North and South America, was given royalty rights for all sales in North America and other parts of the world and was granted exclusive sub-distribution rights in Latin and South America.
Global's rights under the Main Agreement expire in February 2013. ESI subsequently trademarked the name Cellboost. Under the Main Agreement, ESI must meet certain financial commitments and performance targets on an annual basis in order to maintain exclusive distribution rights thereunder.

In October 2003, Cell Power LLC entered into an asset purchase agreement with Global wherein Cell Power LLC purchased Global's royalty rights under the Main License Agreement with respect to sales in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. In December 2003, Cell Power
LLC entered into a subsequent agreement with Global for exclusive sub-distribution rights in Latin and South America, comprised of Global's rights under the Main Agreement as they relate to the sale and distribution of the Cellboost product in Latin and/or South America (which is defined as those countries and territories south of Mexico and north of Tierra Del Fuego).

These rights entitle the Company to receive royalties on the net number of units sold by ESI in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. The royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to the Company with respect to sales by ESI to retailers and distributors are $0.5 and $0.10, respectively.

If the Main Agreement were to be terminated for whatever reason, the Company's rights acquired from Global would also be terminated.

COMPANY'S STRATEGY

The Company's objective is to accelerate the development of new markets for Celboost in Latin and South America. The Company's immediate objective is to implement a dual-pronged marketing plan in an effort to establish markets for the Cellboost in Latin and South American markets. The first prong of the Company's marketing plan is, marketing and sales to wireless phone carriers in the region through industry specific print advertising and active marketing at trade, in an effort to begin the process of introducing Cellboost to carriers and their distributors. As this market segment grows, the Company intends to actively market the Products to regional distributors and retailers in order to broaden Product availability.

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

The Company's continuation as a going concern is dependent upon, among other things, its ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet its obligations on a timely basis. No assurance can be given that the Company will be able to obtain such financing on terms acceptable to it. Cell Power LLC's auditors' report on the financial statements for the period September 22, 2003 (inception) to October 31, 2003 indicated that substantial doubt exists regarding Cell Power LLC's ability to continue as a going concern. Such indication may make it more difficult for the Company to raise funds.

The Company has had limited revenues to date and has an accumulated deficit of approximately $456,000 as of April 30, 2004. This revenue is attributable to royalty income earned as a result of the royalty stream from Global.

The Company has notes payable, that became due in May 2004, resulting from the acquisition of Cell Power LLC in the approximate amount of $750,000 and continues to accrue interest. The Company expects to pay approximately $200,000 of this debt from the proceeds of the Initial Closing referred to below and from any additional proceeds (if any) from the Private Placement referred to below.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, the Company had approximately $20,000 in available cash resources. In March 2004, the Company raised $50,000 from the issuance of 250,000 shares of Common Stock to an investor.

In addition, on June 11, 2004, the Company raised net proceeds of approximately $583,000 from the sale of 27 units of its securities, with each unit comprised of 32,000 shares of Common Stock and three year warrants for an additional 32,000 shares of Common Stock at a per share exercise price of $1.25. The funds were raised upon the initial closing (the "Initial Closing") of a private placement (the "Private Placement") to certain private and institutional investors of up to $3 million from the sale of Units. Subscription amounts are deposited into an escrow account. The Private Placement is scheduled to terminate on July 31, 2004, subject to one 60 day extension by the Company. The Company is authorized to hold additional subsequent closings on proceeds of Units. However, no assurance can be provided that the Company will be able to hold additional closings or raise any additional funds from the Private Placement. Of the amounts raised, approximately $200,000 are expected to satisfy existing debt incurred incurred in connection with the acquisition of Cell Power LLC and the remainder will be used for general corporate purposes. The Company expects to allocate additional proceeds (if any) from the Private Placement until existing debt in the approximate amount of $600,000 is retired.

Following the Initial Closing and assuming that the Company will be able to continue to extend the terms of the outstanding debt until such debt is retired, the Company believes its existing cash resources will be sufficient to fund its operations as presently conducted through fiscal 2004. Thereafter, management intends to seek additional needed financing through the Private Placement or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company has no commitments for any funding and no assurance can be given that the Company will be able to raise needed funds on commercially acceptable terms.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including its Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the three months ended April 30, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALE OF UNREGISTERED SECURITIES

Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended April 30, 2004. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

1. In March 2004, the Company issued to an investor 250,000 shares of the Company's common stock in consideration of $50,000.

2. In February 2004, the Company issued to two consultants 1.5 million shares of the company's common stock each in connection with consulting agreements then entered into by the Company with each consultant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31. Rule 13a-14(a) / 15d-14(a) Certification

32. Section 1350 Certification

(b) Reports on Form 8-K

1. The Company filed on March 5, 2004 a Current Report on Form 8-K announcing the resignation of its then independent auditors.

2. On April 5, 2004, the Company filed an amendment to its Current Report on Form 8-K originally filed on November 2, 2003, to, among other things, file the 2003 year-end statements of Cell Power LLC and to change its fiscal year end to October 31.

3. The Company filed on April 23, 2004 a Current Report on Form 8-K announcing the retention of Marcum & Kliegman, LLP , as its independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.





DATE: June 14, 2004                      CELL POWER TECHNOLOGIES, INC.

                                          /s/ JACOB HERSKOVITS
                                          --------------------------------------
                                          JACOB HERSKOVITS
                                          CHIEF EXECUTIVE OFFICER
                                          (AND PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)