Form 10QSB
period 2004-07-31
Cell Power Technologies Inc
filed 2004-09-14
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended July 31, 2004

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      As of September 14, 2004, the small business issuer had outstanding 31,576,560 shares of common stock.

      Transitional Small Business disclosure format (check one) Yes |_| No |X|

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

                                                                    Page Number

Forward Looking Statements

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheet at July 31, 2004 (Unaudited)         1-2

   Condensed Consolidated Statements of Operations for the nine and three months ended July 31, 2004 and for the period from
September 22, 2003 (inception) to July 31, 2004 (Unaudited)                    3

   Condensed Consolidated Statement of Changes in Stockholders'
Equity/(Deficiency) for the nine months ended July 31, 2004 and for the period from September 22, 2003 (inception) through
July 31, 2004 (Unaudited)                                                      4

   Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2004 and for the period from September 22,
2003 (inception) through July 31, 2004 (Unaudited)                           5-6

   Notes to the Condensed Consolidated Financial Statements (Unaudited)        7

Item 2 - Plan of Operation                                                    11

Item 3 - Controls and Procedures                                              15

                           PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                    15

Item 2 - Changes in Securities, Use of Proceeds and
         Issuer Purchases of Equity Securities                                15

Item 3 - Defaults upon Senior Securities                                      16

Item 4 - Submission of Matters to a Vote of Security Holders                  16

Item 5 - Other Information                                                    16

Item 6 - Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

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


                                       (i)

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  July 31, 2004

                                     ASSETS
CURRENT ASSETS
  Cash                                                                  $143,928
  Accounts receivable                                                     31,250
                                                                        --------

      TOTAL CURRENT ASSETS                                               175,178

INTANGIBLE ASSETS, net of accumulated amortization
  of $25,000                                                             255,010
                                                                        --------

TOTAL ASSETS                                                            $430,188
                                                                        ========

      See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 July 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued payroll and related taxes                                 $    11,167
                                                                    -----------

      TOTAL CURRENT LIABILITIES                                          11,167
                                                                    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, no par value, 100,000,000 shares authorized;
    30,904,560 shares issued and outstanding                          1,143,620
  Additional paid-in capital                                            162,847
  Deficit accumulated during the development stage                     (737,446)
  Deferred consulting fees                                             (150,000)
                                                                    -----------

      TOTAL STOCKHOLDERS' EQUITY                                        419,021
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                      $   430,188
                                                                    ===========

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                          For the
                                                                                        Period from
                                                                                       September 22,
                                                 For the Nine       For the Three          2003
                                                 Months Ended       Months Ended       (Inception) to
                                                   July 31,            July 31,          July 31,
                                                    2004                2004               2004
                                                 ------------       ------------       ------------
REVENUE
  Net sales                                      $     31,250       $     31,250       $     31,250
  Royalties                                            70,836             14,410             70,836
                                                 ------------       ------------       ------------
      TOTAL REVENUE                                   102,086             45,660            102,086
                                                 ------------       ------------       ------------

COST OF GOODS SOLD                                     14,300             14,300             14,300
                                                 ------------       ------------       ------------

      GROSS PROFIT                                     87,786             31,360             87,786
                                                 ------------       ------------       ------------

OPERATING EXPENSES
  Consulting fees - related parties                   315,000            105,000            370,000
  Consulting fees                                     230,999             90,000            230,999
  Professional fees                                    70,748             40,748             86,550
  Amortization of intangibles                          22,500              7,500             25,000
  Payroll and related taxes                            98,561             31,310             98,561
  Other                                                25,329             17,271             25,917
                                                 ------------       ------------       ------------

      TOTAL OPERATING EXPENSES                        763,137            291,829            837,027
                                                 ------------       ------------       ------------

      OPERATING LOSS                                 (675,351)          (260,469)          (749,241)
                                                 ------------       ------------       ------------

OTHER EXPENSES
  Interest expense - related parties                   46,043             10,070             62,975
  Interest expense                                     16,052             10,817             21,000
                                                 ------------       ------------       ------------

      TOTAL OTHER EXPENSES                             62,095             20,887             83,975
                                                 ------------       ------------       ------------

      NET LOSS                                   $   (737,446)      $   (281,356)      $   (833,216)
                                                 ============       ============       ============

Basic and diluted net loss per common share      ($      0.03)      ($      0.01)
                                                 ============       ============

Weighed-average common shares outstanding          27,837,574         29,452,664
                                                 ============       ============

           See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                      IN STOCKHOLDERS' EQUITY/(DEFICIENCY)
                                   (UNAUDITED)

           Period from September 22, 2003 (Inception) to July 31, 2004
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                              Common Stock        Additional    During the        Stock
                                                        ------------------------   Paid-in      Development   Subscription
                                                          Shares        Amount     Capital         Stage       Receivable
                                                        -------------------------------------------------------------------
BALANCE - September 22, 2003 (Inception)                        --   $       --   $       --    $       --    $       --
  Issuance of common stock at inception
    for $.00001  per share                              22,600,000          226           --            --          (226)
  Issuance of common stock in connection
    with purchase of intangible assets at
    October 3, 2003 for $.00001 per share                1,000,000           10           --            --            --
  Collection of stock subscription
    receivable on October 24, 2003                              --           --           --            --           100
  Net loss                                                      --           --           --       (95,770)           --
                                                        ----------   ----------   ----------    ----------    ----------
BALANCE - October 31, 2003                              23,600,000          236           --       (95,770)         (126)
  Effects of reverse merger at November 3,
    2003:
      Capitalization of LLC's accumulated deficit at
        time of recapitalization                                --           --      (95,770)       95,770            --
      Equity of e-The Movie Networks, Inc. at time of
        recapitalization                                 2,100,000       28,030     (328,030)           --            --
  Stock options issued to consultant for services
    on January 22, 2004                                         --           --       10,999            --            --
  Issuance of common stock to consultants
    for services on February 12, 2004                    3,000,000      300,000           --            --            --
  Issuance of common stock for $.20 per share
    on March 10, 2004                                      250,000       50,000           --            --            --
  Collection of stock subscription
    receivable on March 15, 2004                                --           --           --            --           126
  Issuance of common stock for $.75 per share
    and warrants on June 11, 2004, net of
    issuance costs of $26,600                              864,000      347,984      273,415            --            --
  Issuance of common stock for $.75 per share
    and warrants on July 30, 2004, net of
    issuance costs of $98,292                            1,090,560      417,370      302,233            --            --
  Amortization of deferred consulting fees                      --           --           --            --            --
  Net loss                                                      --           --           --      (737,446)           --
                                                        ----------   ----------   ----------    ----------    ----------
BALANCE - July 31, 2004                                 30,904,560   $1,143,620   $  162,847    $ (737,446)   $       --
                                                        ==========   ==========   ==========    ==========    ==========



                                                         Deferred
                                                        Consulting
                                                           Fees          Total
                                                        -------------------------
BALANCE - September 22, 2003 (Inception)                $       --    $       --
  Issuance of common stock at inception
    for $.00001  per share                                      --            --
  Issuance of common stock in connection
    with purchase of intangible assets at
    October 3, 2003 for $.00001 per share                       --            10
  Collection of stock subscription
    receivable on October 24, 2003                              --           100
  Net loss                                                      --       (95,770)
                                                        ----------    ----------
BALANCE - October 31, 2003                                      --       (95,660)
  Effects of reverse merger at November 3,
    2003:
      Capitalization of LLC's accumulated deficit at
        time of recapitalization                                --            --
      Equity of e-The Movie Networks, Inc. at time of
        recapitalization                                        --      (300,000)
  Stock options issued to consultant for services
    on January 22, 2004                                         --        10,999
  Issuance of common stock to consultants
    for services on February 12, 2004                     (300,000)           --
  Issuance of common stock for $.20 per share
    on March 10, 2004                                           --        50,000
  Collection of stock subscription
    receivable on March 15, 2004                                --           126
  Issuance of common stock for $.75 per share
    and warrants on June 11, 2004, net of
    issuance costs of $26,600                                   --       621,399
  Issuance of common stock for $.75 per share
    and warrants on July 30, 2004, net of
    issuance costs of $98,292                                   --       719,603
  Amortization of deferred consulting fees                 150,000       150,000
  Net loss                                                      --      (737,446)
                                                        ----------    ----------
BALANCE - July 31, 2004                                 $ (150,000)   $  419,021
                                                        ==========    ==========

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     For the
                                                                   Period from
                                                                  September 22,
                                                   For the Nine       2003
                                                   Months Ended   (Inception) to
                                                     July 31,        July 31,
                                                       2004            2004
                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $  (737,446)   $  (833,216)
                                                    -----------    -----------
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization of deferred consulting fees          150,000        150,000
      Stock options issued for services                  10,999         10,999
      Amortization of intangibles                        22,500         25,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable                     (31,250)       (31,250)
    Decrease in prepaid expenses - related party         35,000             --
    Decrease in accounts payable                           (285)            --
    Increase in accrued payroll and related taxes        11,167         11,167
    Decrease in accrued interest - related parties      (16,931)            --
    Decrease in accrued interest                         (4,948)            --
    Decrease in deferred revenue                        (30,000)       (30,000)
                                                    -----------    -----------

        TOTAL ADJUSTMENTS                               146,252        135,916
                                                    -----------    -----------

        NET CASH USED IN OPERATING
          ACTIVITIES                                   (591,194)      (697,300)
                                                    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of intangible assets                              --       (100,000)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits in escrow                                         --       (300,000)
  Advances from related parties                              --        300,000
  Repayment of advances from related parties                 --       (300,000)
  Proceeds from notes payable - related parties              --        600,000
  Repayment of notes payable -related parties          (600,000)      (600,000)
  Repayment of notes payable assumed                   (150,000)      (150,000)
  Proceeds from issuance of common stock (net of
    stock issue costs of $124,892)                    1,391,002      1,391,002
  Collection of stock subscription receivable               126            226
                                                    -----------    -----------

      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                  $   641,128    $   941,228
                                                    -----------    -----------

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (Formerly e-The Movie Network, Inc.)
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS,
                                                                       Continued
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     For the
                                                                   Period from
                                                                  September 22,
                                                   For the Nine       2003
                                                   Months Ended   (Inception) to
                                                     July 31,        July 31,
                                                       2004            2004
                                                    -----------    -----------


      NET INCREASE IN CASH                           $ 49,934        $143,928

CASH - Beginning of period                             93,994              --
                                                     --------        --------

CASH - Ending of period                              $143,928        $143,928
                                                     ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:

    Interest                                         $ 83,975        $ 83,975

  Non-cash investing and financing activities:

    In connection with the purchase of
    intangible assets:
      Deferred revenue assumed                       $     --        $ 30,000
      Note payable assumed                           $     --        $150,000
      Common stock issued                            $     --        $     10

    Issuance of common stock in exchange for
      services to to be rendered                     $300,000        $300,000

            See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              BASIS OF PRESENTATION

The condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at July 31, 2004, and its results of operations and cash flows for the nine months ended July 31, 2004 not misleading. Operating results for the nine months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2004.

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of $833,216 since its inception, has working capital of $164,011 and stockholders' equity of $419,021 and has entered into consulting and other contractual commitments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue to operate as a going concern is substantially dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is actively pursuing financing through a private placement which commenced in May 2004 and through which it raised, as of July 31, 2004, net proceeds of approximately $1,300,000. Additionally, the Company raised net proceeds of approximately $453,000 in September of 2004 from such private placement. See Notes 5 and 8. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise additional capital in order to develop a viable business and realize its business plan. In the event the Company is unable to successfully raise additional capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Management is actively engaged in raising capital through an additional round of financing. However, there can be no assurances that the Company can obtain the additional financing necessary to fund its operations and maintain its business as presently conducted.

                           PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

                               REVENUE RECOGNITION

The Company generates revenue from two specific sources: (a) royalties on the sale of individual Cellboost units generated by other entities in certain markets; and (b) Cellboost product sales generated by the Company in Latin and South America. Revenues generated from either royalty rights or Company product sales are recognized when the product is shipped and collectibility is probable.

                             EMPLOYEE STOCK OPTIONS

As of July 31, 2004, the Company had stock options outstanding to its Chief Executive Officer granted in November 2003. The options are for 500,000 shares of the Company's common stock, have an exercise price of $0.50 per share and vest ratably over 5 years beginning two years from the date of grant. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the nine and three months ended July 31, 2004:

                                          Nine Months Ended   Three Months Ended
                                               July 31,            July 31,
                                                 2004                2004
                                          ------------------  ----------------
Net loss as reported                        $ (737,446)       $   (281,356)

Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                               (6,770)             (2,256)
                                            -----------       -------------

Pro forma net loss                          $ (744,216)       $    (283,612)
                                            ===========       =============
Net loss per share, basic and diluted
      as reported                           $    (0.03)       $      (0.01)
                                            ===========       =============
Pro forma net loss per share,
            basic and diluted               $    (0.03)       $      (0.01)
                                            ===========       =============

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

NOTE 3 - LOSS PER SHARE

Basic net loss per share is computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as stock options, into common stock. The Company's outstanding stock options and stock warrants are not included in the computation of basic or diluted net loss per share since they are anti-dilutive. Potentially dilutive securities consist of 1,014,000 options and 2,084,416 warrants at July 31, 2004.

NOTE 4 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company's revenue was generated by two customers each of which provided the entire amount of the Company's net sales and royalties, respectively. The Company's purchases are from one supplier.

NOTE 5 - PRIVATE PLACEMENT

In May 2004, the Company commenced a private placement (the "Private Placement") to certain private and institutional investors of up to $3 million by the sale of units of its securities, with each unit (hereinafter a "Unit") comprised of
(i) 32,000 shares of Common Stock and (ii) five-year warrants to purchase up to an additional 32,000 shares of common stock at a per share exercise price of $1.25 (the "Warrants"), provided that the exercise period may be reduced under certain conditions (primarily relating to the closing bid price of the Company's Common Stock exceeding $2.75 for each of 10 consecutive trading days). The per Unit Price is $24,000.

In June and July 2004, the Company raised gross proceeds of $1,465,895 from the sale of approximately 61 Units in the Private Placement. The Company extended the scheduled termination date of the Private Placement to September 29, 2004, beyond the originally scheduled termination date of July 31, 2004. After the payment of offering related expenses, the Company received net proceeds of approximately 1,341,000.

In connection with the private placement, the Company issued to two placement agents five-year warrants to purchase up to 129,856 shares of the Company's Common Stock at a per share exercise price of $1.25 and otherwise on the same terms and conditions as the Warrants issued to the investors in the Private Placement.

NOTE 6 - COMMITMENTS

                          CONSULTING SERVICES CONTRACTS

In January 2004, the Company entered into a consulting contract for operational and financial services. The contract provides for monthly payments of $5,000 for six months and an option to purchase common stock of the Company. The option, which expires January 2014, provides for the purchase of 514,000 shares of the outstanding common stock of the Company at the time of exercise for $0.75 per share. The fair value of the options amounted to $10,999 and is included in consulting fees in the accompanying condensed consolidated statement of operations for the nine months ended July 31, 2004.

In February 2004, the Company entered into two one-year consulting agreements each in exchange for 1.5 million shares of the Company's common stock. The fair value of the common stock issued amounted to $300,000 and is being amortized over the term of the agreement. Amortization for the nine and three months ended July 31, 2004 amounted to $150,000 and $75,000, respectively, and is included in consulting fees in the accompanying condensed consolidated statement of operations for the nine and three months ended July 31, 2004.

                              EMPLOYMENT AGREEMENT

The Company entered into a three-year employment agreement, effective November 1, 2003, with the Company's Chief Executive Officer and President. The agreement provides for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of the Company's common stock, pursuant to terms in the Agreement. Compensation expense under this agreement for the nine and three months ended July 31, 2004 amounted to $90,000 and $30,000, respectively, and is included with payroll and related taxes in the accompanying condensed consolidated statements of operations for the nine and three months ended July 31, 2004.

NOTE 7 - STOCKHOLDERS EQUITY

In March 2004, the Company issued 250,000 shares of common stock for $50,000. In June and July 2004, the Company issued 1,954,560 shares of common stock and stock warrants for gross proceeds of $1,465,895 (See Note 5).

NOTE 8 - SUBSEQUENT EVENTS

In September 2004, the Company raised gross proceeds of $504,000 from the sale of 21 Units in the Private Placement.

ITEM 2. PLAN OF OPERATION

The following analysis of the financial condition of the Company should be read in conjunction with the financial statements for the period September 22, 2003 (inception) to October 31, 2003 and notes thereto contained in the Report on Form 8-K of Cell Power Technologies, Inc. ("Cell Power"), formerly known as "e-the Movie Network, Inc." These financial statements reflect the consolidated operations of Cell Power and its consolidated subsidiary for the nine and three months ended July 31, 2004.

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

CRITICAL ACCOUNTING POLICIES

The Company's condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates it uses to prepare the condensed consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, the Company does not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

CELLBOOST PRODUCT

The Cellboost battery is a patented disposable power source encased in a hard plastic shell with a cell phone-specific plug providing talk time. The device attaches to the charger port of a cell phone and delivers enough energy to enable up to 60 minutes of talk time. The battery has a non-degenerating three year shelf life. Cellboost is intended to supply a needed energy source for built-in phone batteries. Smaller than a matchbook, Cellboost comes in phone specific models to fit most cell phones. Cellboost was developed by Jumpit AS, a private company based in Oslo, Norway ("Jumpit"). In December 2001, Jumpit applied for patent protection in respect of a backup battery for a rechargeable phone. In March 2004, the United States Patent Office granted patent protection. Patent applications are pending in Europe and other parts of the world.

In February 2003, E & S International Enterprises, Inc. ("ESI"), a California based electronics distributor, and Jumpit entered into a worldwide exclusive license agreement for the distribution of the Cellboost battery (the "ESI-Jumpit Agreement"). The license is in effect through February 12, 2013. Under the ESI-Jumpit Agreement, ESI must meet certain financial commitments and performance targets on an annual basis in order to maintain exclusive distribution rights thereunder.

Following the ESI-Jumpit Agreement, in February 2003 ESI and Global Link Technologies, Inc. ("Global") entered into an agreement (the "Ancillary Agreement") wherein ESI granted to Global royalty rights for all sales of the Cellboost battery in North America, Puerto Rico, the US Virgin Islands, the Caribbean, Israel and Mexico and exclusive sub-distribution rights in Latin and South America.

In October 2003, Cell Power LLC entered into an asset purchase agreement with Global wherein Cell Power LLC purchased Global's royalty rights under the Ancillary Agreement. In December 2003, Cell Power LLC entered into a subsequent agreement with Global for exclusive sub-distribution rights in Latin and South America, comprised of Global's rights under the Ancillary Agreement as they relate to the sale and distribution of the Cellboost product in Latin and/or South America (which is defined as those countries and territories south of Mexico and north of Tierra Del Fuego).

These rights entitle the Company to receive royalties on the net number of units sold by ESI in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. The royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to the Company with respect to sales by ESI to retailers and distributors are $0.10 and $0.05, respectively.

If either the ESI-Jumpit Agreement or the Ancillary Agreement were to be terminated for whatever reason, the Company's rights acquired from Global would also be terminated.

COMPANY'S STRATEGY

The Company's objective is to accelerate the development of new markets for Cellboost in Latin and South America. The Company's immediate objective is to implement a dual-pronged marketing plan in an effort to establish markets for the Cellboost in Latin and South American markets. The first prong of the Company's marketing plan is, marketing and sales to wireless phone carriers in the region through industry specific print advertising and active marketing at trade, in an effort to begin the process of introducing Cellboost to carriers and their distributors. As this market segment grows, the Company intends to actively market the Products to regional distributors and retailers in order to broaden product availability.

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

In June and July 2004, the Company raised approximately $1,341,000 in net proceeds from the private placement of units of its securities to certain individual and institutional investors. See Note 5 to the condensed consolidated financial statements accompanying this report. In September 2004, the Company raised additional net proceeds of approximately $453,000 from such private placement. See Note 8 to the condensed consolidated financial statements accompanying this report.

The Company has had limited revenues to date. The Company's revenue is primarily attributable to royalty income earned as a result of the royalty stream from ESI (which was purchased from Global under the Ancillary Agreement). The Company also has an accumulated deficit of approximately $737,000 as of July 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended July 31, 2004, the Company repaid the principal and accrued interest on outstanding debt in an aggregate approximate amount of $834,000. As of July 31, 2004, the Company had approximately $144,000 in available cash resources. In addition, in September 2004, the Company raised net proceeds of approximately $453,000 from its private placement. See Notes 5 and 8 to the condensed consolidated financial statements accompanying this report.

The Company believes its existing cash resources will be sufficient to mantain its operations as presently conducted through the first fiscal quarter of 2005. Management intends to seek additional needed funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company has no commitments for any additional funding and no assurance can be given that the Company will be able to raise additional funds on commercially acceptable terms or at all.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including its Chief Executive Officer (and Principal Financial and Accounting Officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer (and Principal Financial and Accounting Officer) concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the three months ended July 31, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALE OF UNREGISTERED SECURITIES

Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended July 31, 2004. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

1. In June and July 2004, the Company issued 1,954,560 shares of its Common Stock and stock warrants to approximately 27 private and institutional investors under the Private Placement for gross proceeds of $1,465,895.

2. In connection with the sale of the securities referenced above, the Company issued to placement agents five-year warrants to purchase up to 129,856 shares of Common Stock at an exercise price of $1.25 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

4.1 Form of Common Stock Purchase Warrant issued by Cell Power Technologies, Inc. to certain investors.

10.1 Form of Subscription Agreement among Cell Power Technologies, Inc. and certain investors.

31.  Rule 13a-15(e) / 15(d)-15(e) Certification

32.  Section 1350 Certification

(b)  Reports on Form 8-K

1. The Company filed on May 5, 2004 a Current Report on Form 8-K announcing a corporate name change.

2. The Company filed on June 16, 2004 a Current Report on Form 8-K announcing, among other things, the initial closing on a private placement and the disclosure of certain forecast and projections.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.


DATE: September 14, 2004                  CELL POWER TECHNOLOGIES, INC.

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