Form 10KSB
period 2003-10-31
Cell Power Technologies Inc
filed 2005-01-26
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

                        COMMISSION FILE NUMBER 000-50062

                          CELL POWER TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


FLORIDA                                                        59-1082273
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation)                                              Identification
                                                               Number)


                           1428 36TH STREET, SUITE 205
                            BROOKLYN, NEW YORK 11218
                                 (718) 436-7931
                   (Address, including zip code, and telephone
             number, including area code, of registrant's principal
                               executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           Common Stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

Issuer's revenues for its most recent fiscal year (from September 22, 2003 (inception) through October 31, 2003: $-0-

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 26, 2005 was $6,020,000 (based on the last reported sale price of $0.35 per share on January 10, 2005).

The number of shares of the registrant's common stock outstanding as of January 26, 2005 was 32,217,560.

Transitional Small Business Disclosure Format: Yes |_|  No |X|

EXPLANATORY NOTE: IN NOVEMBER 2003, CELL POWER TECHNOLOGIES, INC. (F/K/A E-THE MOVIE NETWORK, INC.)(THE "COMPANY") ENTERED INTO A SHARE EXCHANGE AGREEMENT WITH THE HOLDERS OF THE MEMBERSHIP INTERESTS OF CELL POWER TECHNOLOGIES LLC, A DELAWARE LIMITED LIABILITY COMPANY THAT WAS ORGANIZED IN SEPTEMBER 2003, PURSUANT TO WHICH THE COMPANY ACQUIRED ALL OF THE MEMBERSHIP INTERESTS OF CELL POWER TECHNOLOGIES LLC. CELL POWER TECHNOLOGIES LLC WAS ENGAGED IN THE MARKETING AND SALE OF A PORTABLE CELL PHONE BATTERY KNOWN AS "CELLBOOST". FOLLOWING THE TRANSACTION, CELL POWER TECHNOLOGIES LLC BECAME THE COMPANY'S WHOLLY OWNED SUBSIDIARY. IN APRIL 2004, THE COMPANY CHANGED ITS NAME TO "CELL POWER TECHNOLOGIES, INC." ON MARCH 29, 2004, THE COMPANY'S BOARD OF DIRECTORS APPROVED A CHANGE IN THE COMPANY'S FISCAL YEAR. THE NEW FISCAL BEGAN ON NOVEMBER 1 AND ENDS ON OCTOBER 31 OF EACH YEAR. THE AFOREMENTIONED EVENTS WERE REPORTED ON FORM 8-K CURRENT REPORTS FILED WITH THE SEC ON NOVEMBER 16, 2003 AND APRIL 5, 2004. AS A RESULT OF THE CHANGE IN THE FISCAL YEAR END, THE COMPANY IS FILING THIS FORM 10-KSB FOR THE PERIOD ENDED OCTOBER 31, 2003 FOR CELL POWER TECHNOLOGIES, INC. (FORMERLY CELL POWER TECHNOLOGIES, LLC), THE ACCOUNTING ACQUIROR.

                          CELL POWER TECHNOLOGIES, INC.
                         2003 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

ITEM 2.     DESCRIPTION OF PROPERTY

ITEM 3.     LEGAL PROCEEDINGS

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.     FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.    CONTROLS AND PROCEDURES

ITEM 8B.    OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10.    EXECUTIVE COMPENSATION

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.    EXHIBITS

ITEM 14.    PRINCIPAL ACCOUNTANT FEES & SERVICES

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

We are a development stage company that was originally incorporated in the State of Florida in January 2001 under the name "e-The Movie Network, Inc." for the purpose of selling videos over the internet. In November 2003, we entered into a Share Exchange Agreement with the holders of the membership interests of Cell Power Technologies LLC, a Delaware limited liability company that was organized in September 2003, pursuant to which we acquired all of the membership interests of Cell Power Technologies LLC. Cell Power Technologies LLC was engaged in the marketing and sale of a portable cell phone battery known as "Cellboost". Following the transaction, Cell Power Technologies LLC became our wholly owned subsidiary. In April 2004, we changed our name to "Cell Power Technologies, Inc."

CELLBOOST PORTABLE BATTERY

Cell Power LLC was originally organized in order to acquire certain rights to CellboostTM. Cellboost is a patented simple disposable power source encased in a hard shell of plastic with a phone specific plug providing instant talk time to dead phone batteries as well as serving as a charging device for cellular phones. The device attaches to the charger port of a cell phone and delivers enough energy to the phone to enable up to 60 minutes of extra talk time. Cellboost is intended to supply a needed energy source for built in phone batteries, thereby avoiding the "dead" cell phone phenomenon. Smaller than a matchbook, Cellboost comes in phone specific models to fit most cellphones and includes a portable battery with a non-degenerating three-year shelf life. Cellboost is currently available in ten different models that are compatible with Nokia, Motorola, Sony Erickson, Samsung, LG, Sanyo and Siemens cell phones. Each Cellboost has a plastic cap which makes their storage in pocketbooks or pockets convenient. The caps are color-coded to be representative of the brand of phone that the Cellboost works with.

Cellboost was developed by Jumpit AS ("Jumpit"), a private company based in Oslo, Norway. In December 2001, Jumpit applied for patent protection for the backup battery for a rechargeable phone. In March 2004, the United States Patent Office granted the patent. Patent applications are pending in other parts of the world, including South and Latin America.

OUR RIGHTS TO CELLBOOST PRODUCT

In February 2003, E & S International Enterprises, Inc. ("E & S"), a California-based electronics distributor, entered into a worldwide exclusive license agreement, as subsequently amended, with Jumpit for the distribution of the Cellboost battery. E & S subsequently trademarked the name Cellboost. Under the license agreement, E & S must meet certain performance targets on an annual basis in order to maintain exclusive distribution rights thereunder. The license continues through February 2013, provided, that six months prior to its scheduled expiration the parties agreed to consider in good faith the basis for an extension of the agreement.

In February 2003, E & S entered into an agreement with Global Link Technologies, Inc. ("Global Link"), pursuant to which E & S agreed to pay Global Link a royalty for all sales in the territories below of the Cellboost units in consideration of Global Link's termination of an agreement that it then had with Jumpit. Under such agreement, E & S is required to pay Global Link the following royalties:

      o $.10 on net sales made to retailers in the United States, Mexico, Canada and Israel;

      o $.05 on net sales made to distributors in the United States, Mexico, Canada and Israel; and

      o $.075 on all pre-approved net sales made by E & S in South America, which is defined as south of Mexico and north of Tierra Del Fuego, Argentina including the Caribbean but not Puerto Rico or the U.S. Virgin Islands).

E & S also granted Global Link the right to serve as exclusive sub-distributor in Latin America and as a distributor for the United States, Mexico and Canada. Sales by E & S in Latin America must be preapproved. Global Link's license agreement expires in February 2013, subject to any extension in the original license agreement between E & S and Jumpit.

In October 2003, Cell Power Technologies LLC, our wholly owned subsidiary, prior to entering into the Share Exchange Agreement with our company, entered into an asset purchase agreement with Global Link wherein Cell Power LLC purchased Global Link's royalty rights with respect to sales in North and Central America, Mexico, the Caribbean and Israel entitling our company to receive royalties on the net number of units sold by E & S in those territories. The royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to our company with respect to sales by E & S to retailers and distributors are $0.10 and $0.05, respectively. These rights expire on February 12, 2013, subject to any extension in the underlying agreement between Jumpit and E & S.

We acquired these rights from Global for $280,010, which was comprised of $100,000 in cash, the assumption of $30,000 in advanced royalties received by Global Link from E & S, the assumption of a promissory note in the principal amount of $150,000 plus interest and 10 membership units of Cell Power Technologies LLC valued at $10 which, following the consummation of the Share Exchange Agreement between us and Cell Power LLC, were exchanged into 1 million shares of our company's common stock. The royalties and the rights to receive payments under the royalties were pledged as security for promissory notes. As of October 2004, we paid the outstanding principal and accrued interest on these notes.

In December 2003, Cell Power Technologies LLC entered into an amended and restated amendment agreement with Global Link (the "Global Link Agreement") for exclusive sub-distribution rights in Latin and South America, comprised of Global Link's rights under the license agreement as they relate to the sale and distribution of the Cellboost product in Latin and/or South America (which is defined as those countries and territories south of Mexico and north of Tierra Del Fuego). Pursuant to this agreement, we are required to remit royalties to Global Link through 2005, based on units sold, and to E & S, equal to 50% of gross profit on units sold by us as an exclusive sub-distributor. The royalty fees due Global Link can be paid, at our sole discretion, either in the form of cash or unregistered shares of common stock with a market value equal to the amount of the obligation.

In January 2005, we received a letter from (or on behalf of) Global Link together with a document titled First Amendment to the Amended and Restated Asset Purchase Agreement (the "First Amendment"). The Global Link Agreement as currently structured provides that royalty fees are payable through the end of 2005. The First Amendment, which we believe was inappropriately obtained by Global Link and, as a result, not valid, provides that the royalty fees payable to Global Link are payable in perpetuity. Although the First Amendment was executed by our Chief Executive Officer it was never delivered to Global Link by our company. We do not believe that the First Amendment is enforceable and intend to vigorously defend against any claim initiated by Global Link regarding the payment of royalties after 2005; provided, however, we cannot guarantee that we will be successful in the defense against a formal claim regarding this matter, if such a claim were to be initiated by Global Link.

Additionally, beginning December 2004, Global Link has communicated to the Company that it may have retained certain rights under the Global Link Agreement with respect to Latin and South America and that through certain of our actions or inactions we may be in breach of such agreement. We do not believe that these contentions have any merit. However, we cannot guarantee that we will be successful in our defense against any claim initiated by Global Link with respect to these contentions should a formal claim be initiated by Global Link.

If the license agreement entered between E & S and Jumpit were to be terminated for whatever reason, our rights acquired from Global Link would also be terminated. The termination of this agreement or a material change in its terms would have a material adverse effect on the Company's business.

LATIN AND SOUTH AMERICA

Hardline phone service is still unavailable in many parts of Latin and South America leaving cell phones as a necessary alternative. While the region contains some economically challenged areas, it still has a large enough population of consumers with disposable income that would constitute a potentially viable market for cell phones and, in turn, Cellboost.

NORTH AMERICA AND ISRAEL

Under the Asset Purchase Agreement, we are entitled to a royalty stream relating to the sales of Cellboost in North America (including Canada) and Israel. The amount of royalties payable with respect to sales to retailers is $0.10 per unit; royalties on sales to distributors are $0.05 per unit. Currently, Cellboost can be found in Cingular, Office Max, Office Depot, Radio Shack, 7 Eleven, Staples, Fry's Electronics, Amazon.com, AT&T and Wal-Mart as well as a variety of other retailers. In March 2004, E & S appointed Energizer to be a supplier, among others, of power sources for Cellboost. This supply chain agreement includes agreements allowing the use of phrases like "Powered by Energizer" to be prominently placed on the retail package of Cellboost. No assurance can however be provided that Energizer will continue to be a supplier or that rights to mark their source power will continue.

COMPETITION

Currently, we face competition primarily from the gadget market (i.e. solar batteries, hand crank batteries and keychain adapters). However, management believes that the power solutions presented by these competing items are inconvenient and require the use of other auxiliary devices. Management believes that most consumers value the solution that need not be accompanied by any other devices. To initialize use, Cellboost(TM) batteries need merely to be plugged in and do not require the use of any other device or product.

We could also face potential competition from sources other than those referred to above. In addition, new developments in battery technology could produce a longer lasting power supply. However, management is currently unaware of any commercial advancement in portable power sources that is currently available at competitive prices.

OUR STRATEGY

Our objective is to accelerate the development of new markets for Cellboost in Latin and South America. Our immediate objective is to implement a dual-pronged marketing plan in an effort to establish markets for Cellboost in Latin and South American markets.

The first prong of our marketing plan is marketing and sales to wireless phone carriers in the region through industry specific print advertising and active marketing at trade shows, in an effort to begin the process of introducing Cellboost to carriers and their distributors. As this market segment grows, we intend to actively market Cellboost to regional distributors and retailers in order to broaden its availability.

The second prong of the marketing plan consists of marketing and sales to consumers. Experience in North America has shown that education of consumers to the benefits of the product leads directly to increased sales. However, we believe that this prong of the marketing plan cannot commence until there is sufficient availability of the product in the market to satisfy consumer demand. Under the terms of the agreement between Global Link and E & S, we are entitled to purchase Cellboost units from E & S at net cost (to E & S). We anticipate that we will rollout this segment of the plan on a regional basis.

We have engaged Superior Associates in order to design an appropriate marketing plan for the penetration of the South and Latin American markets. These consultants have prepared budgets and forecasts indicating what the cost of the marketing plan may be. Management has approved the marketing plan and has raised funds needed to implement the plan through offerings of our securities. However, management believes that it will need additional funds in order to establish and develop a distribution framework for Latin and South America. Unless the royalty revenues significantly increase, we anticipate that we will need to raise capital through the issuance of securities in order to exploit any opportunities. If we are unable to raise the needed funds and if the royalty revenues do not materialize in the needed amounts, we will need to curtail expenditures and delay or cancel the execution of our plans. We do not currently have any commitments for financing and no assurance can be provided that we will be able to raise cash on commercially acceptable terms or at all.

No assurance can be provided that we will be successful in realizing our business plan and establishing a distribution route for the Cellboost product in South America or that even if we successfully establish such marketing framework, that we will become profitable. We are subject to several business risks and we will need to raise additional capital in order to effect our business plan.

EMPLOYEES AND CONSULTANTS

We currently have only one employee, our President. The President also currently serves as our sole director.

We have entered into several consulting agreements pursuant to which we obtain significant services, including office premises, administrative services as well as other more specialized services such as marketing.

In October 2003, prior to our acquisition of our wholly owned subsidiary, Cell Power LLC entered into a consulting services contract with Superior Associates. This consultant has developed a business plan, created the initial web page for our company and has provided operational and logistical support. Currently, this consultant is overseeing the establishment of a sales team for the South American market. The services covered under this agreement include the provisions of office premises, secretarial and administrative day-to-day services, warehousing and showroom services. Under the original agreement, we were required to remit monthly payments of $35,000 for five years; however, commencing January 2005, the agreement was revised to reduce these payments to $17,500 per month. We paid $70,000 related to this contract of which $35,000 was expensed as a consulting fee for the period from September 22, 2003 (inception) to October 31, 2003 and $35,000 is reflected as a prepaid expense as of October 31, 2003. Payments under this agreement, as amended, for each year are as follows:

                 For the
               Year Ending
               October 31,                         Amount
               -----------                       ----------

                  2004                           $  420,000
                  2005                              210,000
                  2006                              210,000
                  2007                              210,000
                  2008                              192,500
                                                 ----------

                  Total                          $1,242,500
                                                 ==========

We are currently interviewing personnel to aid in moving certain functions in-house and will choose suitable locations for additional office and showroom space in order to supports sales. We anticipate that we will have all operational sales and marketing functions brought in-house by the end of the second quarter of 2005.

In January 2004, we entered into a consulting contract for operational and financial services with Judah Marvin Feigenbaum. The original term of the agreement extended through July 2004 and has been extended on a month to month basis. The contract provides for monthly payments of $5,000 for six months and an option to purchase our common stock. As of January 2005, monthly payments have been reduced to $3,000 per month. The option, which expires January 2014, provides for the purchase of 514,000 shares of the outstanding common stock of our company at an exercise price of $0.75 per share.

In February 2004, we entered into two one-year consulting agreements with SOS Resource Services Inc. and GRQ Consultants Inc. Each agreement provides that the consultant shall provide our company with corporate planning services each in exchange for 1,500,000 shares of our common stock.

In September 2004, the Company entered into a one-year consulting agreement in exchange for a one-time fee of $35,000 and 250,000 shares of the Company's common stock. The fair value of the common stock issued amounted to $140,000 and is being amortized over the term of the agreement. In addition, the consultant is entitled to additional fees in the event that certain future contingencies are met.

In October 2004, the Company entered into an agreement with a consultant in exchange for $9,000 and 11,000 shares of the Company's common stock. The fair value of the common stock issued amounted to $6,600. In addition, the consultant is entitled to additional fees in the event that certain future contingencies are met.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. Our corporate offices are located at 1428 36th Street, Suite 205, Brooklyn, New York 11218. These facilities are provided on a rent free basis by Sternheim & Company, of which Mr. Herskovits is an executive officer, director and shareholder.

Pursuant to the consulting agreement entered into with Superior Associates and the compensation paid thereunder, we rent our showroom and warehousing facilities located at 370 19th St., Brooklyn NY 11215, which premises also house the offices of Superior Associates. We believe that our corporate offices and showroom and warehousing facilities are sufficient to meet our current requirements. We believe that we would be able to renew our present lease or obtain suitable replacement facilities for each of the corporate offices and the showroom facilities. We are examining the options of consolidating our corporate, showroom and warehousing facilities in one premises.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be a party to litigation or other legal proceedings that we would be considered to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol "CLPW". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------
                                 High                     Low
--------------------------------------------------------------------------------
2004

--------------------------------------------------------------------------------
Fourth Quarter                   $0.84                    $0.36
--------------------------------------------------------------------------------
Third Quarter                    $1.93                    $0.45
--------------------------------------------------------------------------------
Second Quarter                   $2.95                    $0.15
--------------------------------------------------------------------------------
First Quarter                    $0.10                    $0.10

--------------------------------------------------------------------------------
2003

--------------------------------------------------------------------------------
Fourth Quarter                   $0.10                    $0.10
--------------------------------------------------------------------------------
Third Quarter                    $0.10                    $0.10
--------------------------------------------------------------------------------
Second Quarter                   $0.10                    $0.10
--------------------------------------------------------------------------------

As of January 26, 2005, there were 32,317,560 shares of common stock outstanding.

As of January 26, 2005, there were approximately 507 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

We currently do not have an equity compensation plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

      o     discuss our future expectations;

      o contain projections of our future results of operations or of our financial condition; and

      o     state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

OVERVIEW AND HISTORY

Pursuant to an exclusive license agreement entered into between the patent holder of the "Cellboost" battery and an exclusive distributor and a sub-license agreement entered into between such exclusive distributor and a succeeding sub-licensee with whom we entered into acquisition and license agreements, we currently hold royalty rights on all sales of Cellboost units in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. In addition, we have exclusive sub-distribution rights of Cellboost in Latin and South America, which is defined as all countries south of Mexico and north of Tierra Del Fuego, Argentina.

We were incorporated in the State of Florida in January 2001 under the name "e-The Movie Network, Inc." to sell movie videos over the Internet. On April 29, 2004, our name was changed to Cell Power Technologies, Inc. Our original business plan never materialized and, in November 2003, we entered into an agreement with the holders of the membership interests in Cell Power Technologies LLC, a Delaware limited liability company, pursuant to which we issued shares of our common stock for all outstanding membership interests in Cell Power Technologies LLC. Following the transaction, Cell Power Technologies LLC became a wholly owned subsidiary of our company.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes and use derivative financial instruments primarily for managing our exposure to changes in interest rates.

Intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the ten-year estimated useful life of the assets.

We periodically review the carrying value of our intangible assets to determine whether impairment may exist. We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value.

FINANCIAL CONDITION

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of October 31, 2003, we had an accumulated deficit of $95,660. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

REVENUES. We currently generate revenues from the collection of royalties payable with respect to the net number of Cellboost units sold by E & S in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. The royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to us with respect to sales by E & S to retailers and distributors are $0.10 and $0.05, respectively. We did not generate revenues during the period from September 22, 2003 (inception) through October 31, 2003.

We also hold exclusive sub-distribution rights in Latin and South America, comprised of Global Link's rights under the license agreement as they relate to the sale and distribution of the Cellboost product in Latin and/or South America (which is defined as those countries and territories south of Mexico and north of Tierra Del Fuego). As of October 31, 2003, we did not generate revenues from our distribution of the product.

Our plan is to accelerate the development of new markets for Celboost in Latin and South America. We expect to incur significant additional expenditures in implementing our marketing plan and operating losses are expected for the foreseeable future. There can be no assurance that we can be operated profitably now or in the future.

OPERATING EXPENSES. Operating expenses consist primarily of salaries and fees and other related costs for personnel in executive, administrative and other functions. Other significant costs include professional fees for legal, accounting and other expenses. Operating expenses from September 22, 2003 (inception) through October 31, 2003 were $73,891. We expect that operating expenses will increase over the course of fiscal 2005 as we increase our efforts in developing an indirect distribution framework in the South American market.

Accordingly, we expect to incur significant additional expenditures in implementing our marketing plan and operating losses are expected for the foreseeable future. There can be no assurance that we can be operated profitably in the future.

LIQUIDITY AND CAPITAL RESOURCES

As this Form 10-KSB for the year ended October 31, 2003 is being filed in January 2005, we have updated the Liquidity and Capital Resources section to include a discussion of significant liquidity events subsequent to our year end.

To date, we have funded our operations primarily through the sales of our securities. As of October 31, 2003 and October 31, 2004, we had approximately $94,000 and $553,000, respectively, in available cash resources. From May 2004 through September 2004, we raised aggregate gross proceeds of approximately $2,210,000 ($2,007,000 net after offering expenses) from the sale of 92.08 units of our securities, with each unit comprised of 32,000 shares of common stock and three year warrants for an additional 32,000 shares of common stock with a per share exercise price of $1.25.

We believe our existing cash resources will be sufficient to maintain operations through the second fiscal quarter of 2005. Management intends to seek additional needed funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We have no commitments for any additional funding and no assurance can be given that we will be able to raise additional funds on commercially acceptable terms or at all. Unless we can raise needed capital or experience a significant increase in the royalties payable to us by E & S, we may need to curtail expenditures and cancel or delay our efforts to establish and expand a marketing presence for Cellboost in South and Latin America. We continue to curtail operating expenses and, commencing January 2005, our monthly operating expenses have been reduced by $29,500 by the reduction of salaries and consulting fees. No assurance can however be provided that these reductions are sustainable.

Our continuation as a going concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Cell Power Technologies LLC's independent registered public accounting firm's report on the financial statements for the period September 22, 2003 (inception) to October 31, 2003 indicated that substantial doubt exists regarding Cell Power Technologies LLC's ability to continue as a going concern. Such indication may make it more difficult for our company to raise funds. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

In addition, any future capital raised by our company is likely to result in substantial dilution to existing stockholders.

IMPACTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidation Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No. 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

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

The Company does not expect the adoption of this pronouncement to have a material effect on its financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In December 2004, the FASB issued Statement Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financials statement of the Company for the year ended October 31, 2003 are attached hereto following the signature page commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Larry Wolfe, certified public accountant ("Wolfe"), advised us on March 15, 2004 that it has resigned as our auditor for the year ending December 31, 2003, which such fiscal year end was subsequently changed to October 3, 2003.

The report of Wolfe on our financial statements for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2001 and the period from inception (January 3, 2001 to December 31, 2001) we had no disagreements with Wolfe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Wolfe would have caused them to make reference thereto in their report on the financial statements of the Company for such periods. Wolfe's report on our financial statements for such periods indicated that substantial doubt exists regarding our ability to continue as a going concern.

On April 22, 2004, we appointed Marcum & Kliegman, LLP, independent public accountants ("M&K") to audit our consolidated financial statements for the fiscal year ended October 31, 2004. During the two most recent fiscal years and through the date of this report, neither our company nor anyone on our behalf consulted with M&K regarding either the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this annual report, our principal executive officer (and principal financial officer) has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective for the purposes set forth in such definition.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers and directors and their ages and positions are:

-------------------------------------------------------------------------------------
              Name                 Age                   Posistion

-------------------------------------------------------------------------------------
Jacob Herskovits                54                Chief Executive Officer, President,
                                                  Principal Accounting/Financial
                                                  Officer and Director
-------------------------------------------------------------------------------------


JACOB HERSKOVITS, CHIEF EXECUTIVE OFFICER, PRESIDENT, PRINCIPAL
ACCOUNTING/FINANCIAL OFFICER AND DIRECTOR

The President, Chief Executive Officer and sole director is Jacob Herskovits. Mr. Herskovits, age 54, has spent his business career spanning over 20 years in the accounting field. He has worked with several large corporations and with governmental offices, as well as privately counseled business clients. His expertise is in the handling of cash flow and cash flow management. He remains a principal in the firm of Sternheim & Co., where he is a founding member. Sternheim & Co. specializes in preparing and defending sales audits for large wholesale and retail corporations. Mr. Herskovits received a Bachelor of Science degree in Accounting from Brooklyn College.

THE COMMITTEES

The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the sole director. The sole director has determined that at present we do not have an audit committee financial expert. The sole director believes that he is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek appropriate individuals to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

EXECUTIVE OFFICERS OF OUR COMPANY

Officers are appointed to serve at the discretion of the Board of Directors. Mr. Hershkovits currently serves as our president and sole executive officer.

CODE OF ETHICS

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of our company. A copy of such policy is attached as an exhibit to this annual report on Form 10-KSB.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on our review of copies of all disclosure reports filed by directors and executive officers of our company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, we believe that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of our company during 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending October 31, 2003, 2002 and 2001 exceeded $100,000.

                               ANNUAL COMPENSATION

                                                             Other
                                                             Annual      Restricted     Options      LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year       ($)          ($)        sation ($)   Awards($)       (#)         ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Jacob Herskovits          2003       --           --           --             --            --          --            --
  CEO, CFO                2002       --           --           --             --            --          --            --
                          2001       --           --           --             --            --          --            --

As of the year ended October 31, 2003, no officer or director has received any remuneration. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

OPTIONS/SARS GRANTS DURING LAST FISCAL YEAR

During the fiscal year ended October 31, 2003, no executive officer or director was granted options to purchase shares of common stock.

Directors and committee members did not receive, and were not eligible for, compensation from us for serving as directors or committee members during the fiscal year ending October 31, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

None.

EXECUTIVE EMPLOYMENT AGREEMENTS

We entered into a three-year employment agreement, effective November 1, 2003, with Jacob Herskovits, our sole officer and director. The original agreement provided for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of our common stock. In December 2004 the Agreement was amended so that beginning in January 2005, Mr. Herskovits no longer receives a salary. The options are scheduled to vest in equal installments of 125,000 shares, with the first such installment to vest in September 2005 and subsequent installments in each of September 2006, 2007 and 2008. The employment term automatically renews unless either we or Mr. Hershkovits terminates the agreement upon 90 days' written notice.

CONSULTING AGREEMENTS

We have entered into several consulting agreements pursuant to which we obtain significant services, including office premises, administrative services as well as other more specialized services. Please see "Business - Employees and Consultants" for a complete discussion of all consulting agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 26, 2005

      o by each person who is known by us to beneficially own more than 5% of our common stock;

      o     by each of our officers and directors; and

      o     by all of our officers and directors as a group.

Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

------------------------------------------------------------------------------------------------------------------
Name of Beneficial Owner                     Common Stock Beneficially Owned(1)    Percentage of Common Stock
------------------------------------------------------------------------------------------------------------------
Jacob Herskovits(2)                          15,000,000(3)                         46.4%
c/o Cell Power Technologies, Inc.
1428 36th Street, Suite 205
Brooklyn, New York 11218

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
SOS Resource Services Inc.                   2,200,000                             6.8%
403 East Main Street
Port Jefferson, NY 11777

------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
All of executive officers and directors (1   15,000,000                            46.4%
person)
------------------------------------------------------------------------------------------------------------------

* Less than 1% of the outstanding common stock.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 10, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 32,317,560 shares of common stock outstanding on January 10, 2005, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of January 26, 2005.

(2) Executive officer and/or director.

(3) Includes 15,000,000 shares of common stock. Does not include an option to purchase 500,000 shares of common stock that vest commencing in September 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 23, 2003, prior to our acquisition of our wholly owned subsidiary, it issued a $400,000 unsecured promissory note to Dow Sternbuch, one of its members. The note carried interest at 8% to maturity and had an original maturity date of November 30, 2003. The maturity date of the note was extended to May 15, 2004. In connection with the acquisition, we assumed the repayment of principal and accrued interest on this note. The note has been paid in full.

On October 20, 2003, prior to our acquisition of our wholly owned subsidiary, Cell Power LLC issued a $200,000 secured promissory note to Howard Weiss, one of its members. The carried interest at 10% per annum and had an original maturity date of March 1, 2004. The maturity date of the note was extended to May 15, 2004 and was subsequently paid in full.

In October 2003, prior to our acquisition of our wholly owned subsidiary, Cell Power LLC entered into a consulting services contract with Superior Associates. This consultant has developed a business plan, created the initial web page for our company and has provided operational and logistical support. Currently, this consultant is overseeing the establishment of a sales team for the South American market. The services covered under this agreement include the provisions of office premises, secretarial and administrative day-to-day services, warehousing and showroom services. Under the original agreement, we were required to remit monthly payments of $35,000 for five years; however, commencing January 2005, the agreement was revised to reduce these payments to $17,500 per month. We paid $70,000 related to this contract of which $35,000 was expensed as a consulting fee for the period from September 22, 2003 (inception) to October 31, 2003 and $35,000 is reflected as a prepaid expense as of October 31, 2003.

For the period from September 22, 2003 (inception) to October 31, 2003, we paid a fee for operational and financial consulting services of $20,000 to Sol Financial, which was a member of Cell Power, LLC and is currently a shareholder of our company.

For the period from September 22, 2003 (inception) to October 31, 2003, we received and repaid non-interest bearing advances from members of Cell Power Technologies LLC or affiliates of members of Cell Power Technologies LLC, amounting to $300,000.

We entered into a three-year employment agreement, effective November 1, 2003, with Jacob Herskovits, our sole officer and director. The original agreement provided for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of our common stock. As of January 2005, Mr. Herskovits is not entitled to a salary.

In February 2004, we entered into a one-year consulting agreements with SOS Resource Services Inc. which provides that the consultant shall provide our company with corporate planning services in exchange for 1,500,000 shares of our common stock.

ITEM 13. EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.           Name of Exhibit

3.1                   Certificate of Incorporation(1)

3.2                   Amendment to the Certificate of Incorporation

3.3                   Bylaws(1)

10.1 Exclusive Distribution Agreement entered between Jumpit AS and E & S International Enterprises, Inc.(4)

10.2                  Agreement entered between Global Link Technologies, Inc.
                      and E & S International Enterprises, Inc.(4)

10.3 Exclusive Distribution Agreement entered between Global Link Technologies, Inc. and Cell Power Technologies LLC(4)

10.4 Asset Purchase Agreement entered between Global Link Technologies, Inc. and Cell Power Technologies LLC(4)


10.5 Employment Agreement entered between the Company and Jacob Herskovits(4)

10.6 Form of Common Stock Purchase Warrant issued by Cell Power Technologies, Inc. to certain investors. (2)

10.7 Form of Subscription Agreement among Cell Power Technologies, Inc. and certain investors. (2)

10.8 Amended and Restated Asset Purchase Agreement entered between Global Link Technologies, Inc. and Cell Power Technologies LLC(4)

10.9 Consulting Agreement by and between Judah Marvin Feigenbaum and the Company dated January 22, 2004(4)

10.10 Consulting Agreement by and between SOS Resource Services Inc. and the Company dated February 12, 2004(4)

10.11 Consulting Agreement by and between GRQ Consultants, Inc. and the Company dated February 12, 2004(4)

10.12 Share Exchange Agreement by and between Cell Power Technologies, Inc. and e- The Movie Network, Inc. (4)

10.13 Consulting Agreement entered by and between Superior Associates and the Company(4)

14.1                  Code of Ethics

16.1                  Letter from Larry Wolfe, CPA(3)

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------
(1) Incorporated by reference to Form 10-SB Registration Statement filed November 1, 2002.
(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended July 31, 2004
(3) Incorporated by reference to the Company's Form 8-K Current Report filed March 25, 2004
(4) Incorporated by reference to the Company's Form SB-2 Registration Statement filed November 17, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Marcum & Kliegman LLP for the fiscal year ended October 31, 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements for the period of September 22, 2003 through October 31, 2003.

          ---------------------------------------------------------
                                     Period Ended October 31, 2003
          ---------------------------------------------------------
          Audit Fees                 $36,324
          ---------------------------------------------------------
          Audit Related Fees         $0
          ---------------------------------------------------------
          Tax Fees                   $0
          ---------------------------------------------------------
          All Other Fees             $0
          ---------------------------------------------------------
          Total                      $36,324
          ---------------------------------------------------------

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees for each of our last two fiscal years.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures The sole Director Jacob Herskovits approved the engagement of Marcum & Kliegman and signed the engagement letter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CELL POWER TECHNOLOGIES, INC.

                                          /s/  JACOB HERSKOVITS
                                         ---------------------------------------
                                         By: Jacob Herskovits
                                         Chief Executive Officer,
                                         Principal Financial/Accounting Officer
                                         and Director
                                         Date:  January 26, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                           /s/  JACOB HERSKOVITS
                                         ---------------------------------------
                                         By:  Jacob Herskovits
                                         Chief Executive Officer,
                                         Principal Financial/Accounting Officer
                                         and Director
                                         Date:  January 26, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Cell Power Technologies, Inc. (formerly Cell Power Technologies, LLC)

We have audited the accompanying balance sheet of Cell Power Technologies, Inc., formerly Cell Power Technologies, LLC, (a development stage company) as of October 31, 2003, and the related statements of operations, stockholders' deficiency, and cash flows for the period from September 22, 2003 (inception) to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cell Power Technologies, Inc. as of October 31, 2003, and the results of its operations and its cash flows for the period from September 22, 2003 (inception) to October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss since its inception and has a stockholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8 to the financial statements, the Company consummated a reverse merger with e-The Movie Networks, Inc. on November 3, 2003. The accompanying financial statements have been retroactively restated to give effect to this transaction.

                                        /s/ Marcum & Kliegman LLP
New York, New York
March 13, 2004

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                                  BALANCE SHEET

                                October 31, 2003

                                     ASSETS

CURRENT ASSETS

    Cash                                                             $ 93,994
    Cash in escrow                                                    300,000
    Prepaid expense - related party                                    35,000
                                                                     --------

    Total Current Assets                                             $428,994

    INTANGIBLE ASSET, Net of accumulated
    amortization of $2,500                                            277,510
                                                                     --------

    TOTAL ASSETS                                                     $706,504
                                                                     ========


The accompanying notes are an integral part of these financial statements.

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                            BALANCE SHEET, CONTINUED

                                October 31, 2003

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Notes payable - related parties                                      $600,000
Note payable                                                          150,000
Accounts payable                                                          285
Accrued interest - related parties                                     16,931
Accrued interest                                                        4,948
Deferred revenue                                                       30,000
                                                                     --------

  TOTAL LIABILITIES                                                  $802,164

COMMITMENTS

STOCKHOLDERS' DEFICIENCY
  Common Stock, no par value, 100,000,000
    shares authorized; 23,600,000 issued
    and outstanding                                                       236
  Deficit accumulated during the
     development stage                                                (95,770)
  Less: Stock subscription receivable                                    (126)
                                                                     --------
    TOTAL STOCKHOLDERS' DEFICIENCY                                    (95,660)
                                                                     --------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                                       $706,504
                                                                     ========

The accompanying notes are an integral part of these financial statements.

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

     FOR THE PERIOD FROM SEPTEMBER 22, 2003 (INCEPTION) TO OCTOBER 31, 2003

REVENUE                                                              $     --
-------

OPERATING EXPENSES
------------------
  Consulting fees - related parties                                   $55,000
  Legal fees                                                           15,802
  Amortization                                                          2,500
  Other                                                                   589
                                                                   ----------

    TOTAL OPERATING EXPENSES                                           73,891
                                                                   ----------

    OPERATING LOSS                                                    (73,891)

                     OTHER EXPENSES

Interest expense - related parties                                     16,931
Interest expense                                                        4,948
                                                                   ----------

  TOTAL OTHER EXPENSES                                                 21,879
                                                                   ----------

  NET LOSS                                                           $(95,770)
                                                                   ==========

Basic and diluted loss per common share                             ($   0.00)
                                                                   ==========
Weighted-average common shares outstanding                         23,317,949
                                                                   ==========


The accompanying notes are an integral part of these financial statements.

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                    (Note 8)

     FOR THE PERIOD FROM SEPTEMBER 22, 2003 (INCEPTION) TO OCTOBER 31, 2003

                                                                           Deficit
                                                                         Accumulated
                                                    Common Stock          During the       Stock
                                               -----------------------   Development    Subscription
                                                Shares      Amount          Stage        Receivable       Total
                                               ------------------------------------------------------------------
BALANCE - September 22, 2003 (Inception)               --   $       --   $       --     $       --     $       --

  Issuance of common stock at inception
    for $.00001 per share                      22,600,000          226           --           (226)            --

  Issuance of common stock in connection
    with purchase of intangible asset
    at October 3, 2003 for $.00001 per share    1,000,000           10           --             --             10

  Collection of stock subscription
    receivable on October 24, 2003                     --           --           --            100            100

  Net loss                                             --           --      (95,770)            --        (95,770)
                                               ----------   ----------   ----------     ----------     ----------

BALANCE - October 31, 2003                     23,600,000   $      236   $  (95,770)    $     (126)    $  (95,660)
                                               ==========   ==========   ==========     ==========     ==========


The accompanying notes are an integral part of these financial statements.

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM SEPTEMBER 22, 2003 (INCEPTION) TO OCTOBER 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                            $ (95,770)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
     Amortization                                                      $  2,500
  Changes in operating assets and liabilities:
    Increase in prepaid expenses - related party                        (35,000)
    Increase in accounts payable                                            285
    Increase in accrued interest - related parties                       16,931
    Increase in accrued interest                                          4,948
                                                                      ---------
      TOTAL ADJUSTMENTS                                                 (10,336)
                                                                      ---------
      NET CASH USED IN OPERATING ACTIVITIES                            (106,106)

CASH USED IN INVESTING ACTIVITIES

  Purchase of intangible assets                                        (100,000)

CASH FLOWS FROM FINANCING ACTIVITIES

    Deposits in escrow                                                 (300,000)
    Advances from related parties                                       300,000
    Repayment of advances from related parties                         (300,000)
    Proceeds from notes payable - related parties                       600,000
    Collection of stock subscription receivable                             100
                                                                      ---------

      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                                      300,100
                                                                      ---------
      NET INCREASE IN CASH                                               93,994

CASH - Beginning                                                             --
                                                                      ---------

CASH - Ending                                                         $  93,994
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                       STATEMENT OF CASH FLOWS, CONTINUED

     FOR THE PERIOD FROM SEPTEMBER 22, 2003 (INCEPTION) TO OCTOBER 31, 2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:

  Interest                                                    $     --

Noncash investing and financing activities:

  In connection with the purchase of intangible assets:

    Deferred revenue assumed                                  $ 30,000
    Note payable assumed                                      $150,000
    Common stock issued                                       $     10


The accompanying notes are an integral part of these financial statements.

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

                                  ORGANIZATION

Cell Power Technologies, Inc. (formerly Cell Power Technologies LLC) (the "Company") was organized as a Delaware limited liability company on September 22, 2003.

            DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

The Company acquired certain revenue/royalty rights, product purchasing rights and exclusive distribution rights, in certain markets in the western hemisphere, for "Cellboost" for a period of ten years (see Note 4). Cellboost is a compact, non-rechargeable, and disposable cellular telephone battery.

In addition to the acquisition as described above, other development stage operations include time devoted primarily to raising cash through the issuance of notes payable and entering into an exchange agreement (see Notes 5, 6 and 8).

    MERGER BETWEEN E-THE MOVIE NETWORK,INC. AND CELL POWER TECHNOLOGIES, LLC

As described in Note 8, e-The Movie Networks, Inc. ("ETMV") acquired all of the membership units of Cell Power Technologies LLC in November 2003. ETMV was an inactive public shell. Accordingly, the transaction was accounted for as a recapitalization. The accompanying financial statements have been retroactively restated to give effect to this transaction.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of $95,770 since its inception, has a members' deficiency of $95,660 and has entered into consulting and other contractual commitments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital in order to develop a viable business. As described in Note 8, the Company entered into an exchange agreement with ETMV and became a wholly-owned subsidiary of ETMV. The Company plans to issue stock to raise capital to fund its operations; however there can be no assurances that the Company can obtain the additional financing necessary to fund its operations.

                                USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                        INTANGIBLE ASSETS AND IMPAIRMENT

The Company acquired certain revenue/royalty rights, product purchasing rights and exclusive distribution rights, in certain markets, for Cellboost. These rights have been reflected as intangible assets in the accompanying financial statements.

The intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the ten-year estimated useful life of the assets.

The Company periodically reviews the carrying value of its intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value. Based on the impairment tests performed, there was no impairment during the period from September 22, 2003 (inception) to October 31, 2003. There can be no assurance that future impairment tests on the intangible assets will not result in a charge to operations. Income taxes would not have been different had the Company been a taxable entity during the period.

                                  INCOME TAXES

The Company was organized as a limited liability company and has elected to be taxed as a partnership. Partnerships are taxed at the individual partner level and thus there is no provision for income taxes presented in these financial statements. Effective with the closing on the exchange agreement on November 3, 2003 (see Note 8), the Company became a wholly-owned subsidiary of an incorporated entity. Income taxes would not have been different had the Company been a taxable entity during the period.

                    REVENUE RECOGNITION AND DEFERRED REVENUE

The Company generates revenue from two specific sources; (a) royalties on the sale of individual Cellboost units generated by other entities in certain markets; and (b) Cellboost product sales generated by the Company. Revenues generated from either royalty rights or Company product sales are recognized when the product is shipped and collectibility is probable. For the period from September 22, 2003 (inception) to October 31, 2003, the Company did not generate any revenue from Cellboost product sales.

Revenue received in advance is deferred until such time the criteria specified above is met. As of October 31, 2003, the Company had deferred revenue, consisting of advanced royalties assumed, of $30,000.

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of current assets and current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average shares of common stock outstanding and excludes any potential dilution. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities, such as stock options, into common stock. There were no potentially dilutive securities at October 31, 2003.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidation Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No. 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

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

The Company does not expect the adoption of this pronouncement to have a material effect on its financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In December 2004, the FASB issued Statement Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

NOTE 3 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash in escrow. The Company's cash is maintained at one financial institution, and from time to time the account balance at this financial institution may exceed the amount of insurance provided on such accounts. The Company's cash in escrow was held by an attorney and used in connection with the closing on the exchange agreement with ETMV (see Note 8).

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION OF INTANGIBLE ASSETS

On December 23, 2003, the Company entered into an Amended and Restated Asset Purchase Agreement (the "Amended Agreement") effective as of October 3, 2003, with Global Link Technologies, Inc. ("GBLK"). The Amended Agreement primarily granted distribution rights in addition to previously granted royalty rights. The Amended Agreement supercedes and fully replaces an Asset Purchase Agreement and an Option Agreement, both dated and effective October 3, 2003, between the Company and GBLK.

Pursuant to the Amended Agreement, the Company was granted GBLK's rights as they relate to the sale and distribution of Cellboost in Canada, the United States of America ("USA"), Mexico, Latin and/or South America (which is defined as all those countries and territories south of Mexico and north of Tierra Del Fuego), Puerto Rico, the US Virgin Islands, the Caribbean and Israel, with E & S International Enterprises, Inc. ("ESI"), a California corporation. These rights expire on February 12, 2013.

ESI is the exclusive licensee for Cellboost worldwide. ESI must meet certain financial commitments and/or performance targets, on an annual basis, in order to maintain the exclusive worldwide license for Cellboost. If the agreement that granted ESI its exclusive worldwide license were to be terminated, the rights the Company acquired from GLBK would also be terminated. The termination of these rights will have an adverse material impact on the Company's current and future financial position and results of operations.

Primarily, these rights entitle the Company to receive royalties on the net number of units sold by ESI in the defined territories. The royalty payments are based on the type of sale and territory where sold. The Company is also required to remit royalties to GBLK through 2005, based on units sold, and ESI, based on gross profit on units sold by the Company as a sub-distributor, in certain defined territories. The royalty fees due GBLK can be paid, at the Company's sole discretion, either in the form of cash or, subsequent to the ETMV acquisition (see Note 8), shares of ETMV common stock with a market value equal to the amount of the obligation.

These rights were acquired for $280,010, which was comprised of $100,000 in cash, the assumption of $30,000 in advanced royalties received by GBLK from ESI, the assumption of a $150,000 promissory note payable (see Note 6) and 10 membership units in the Company valued at $10.

The intangible assets and the rights to receive payments related to the intangible assets were pledged as security for promissory notes (see Notes 5 and 6).

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION OF INTANGIBLE ASSETS, CONTINUED

As of October 31, 2003, intangible assets consist of the following:

                                                              Estimated
                                           Amount            Useful Life
                                          --------           -----------
Royalty and distribution rights           $280,010             10 years
Less:  accumulated amortization             (2,500)
                                          --------

          Intangible Assets, Net          $277,510
                                          ========

Amortization expense for the period from September 22, 2003 (inception) to October 31, 2003 amounted to $2,500.

Expected amortization expense for the intangible assets for the succeeding five years and thereafter is as follows:

                 Year Ending
                 October 31,                   Amount
                 -----------                  --------
                     2004                     $ 28,000
                     2005                       28,000
                     2006                       28,000
                     2007                       28,000
                     2008                       28,000
                  Thereafter                   137,510
                                              --------

                    Total                     $277,510
                                              ========

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

On September 23, 2003, the Company issued a $400,000 unsecured promissory note to a member of the Company. The note bears interest at 8% to maturity and had an original maturity date of November 30, 2003. The maturity date of the note was extended to May 15, 2004 and currently bears interest at 6% per annum. In the event of a default, the holder is granted the option, subordinate to any security interest granted, to collect receivables related to ESI until the obligation is satisfied.

On October 20, 2003, the Company issued a $200,000 secured promissory note to another member of the Company. The note bears interest of10% per annum and had an original maturity date of March 1, 2004. The maturity date of the note was extended to May 15, 2004 and continues to bear interest at 10% per annum. The intangible assets and all rights to receive payments related to the intangible assets, as described in Note 4, secure this note, which are subordinated to the security rights in the first paragraph of Note 5.

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - NOTE PAYABLE

In connection with the purchase of the intangible assets described in Note 4, the Company assumed a $150,000 secured promissory note originally issued by GBLK on May 12, 2003. The note bears interest at 7% per annum and matures on May 8, 2004. Receivables related to the intangible assets, as described in Note 4, secure this note.

NOTE 7 - RELATED PARTY TRANSACTIONS

                                  NOTES PAYABLE

As described in Note 5, the Company has outstanding notes payable to related parties amounting to $600,000.

                                    ADVANCES

For the period from September 22, 2003 (inception) to October 31, 2003, the Company received and repaid non-interest bearing advances from members of the Company or affiliates of members of the Company, amounting to $300,000.

                          CONSULTING SERVICES CONTRACT

In October 2003, the Company entered into a consulting services contract with an entity related to a member of the Company. The agreement requires monthly payments of $35,000 for five years. The Company paid $70,000 related to this contract in which $35,000 is incurred as a consulting fee for the period from September 22, 2003 (inception) to October 31, 2003 and $35,000 is reflected as a prepaid expense as of October 31, 2003.

Scheduled future minimum commitments under the consulting services contract are as follows:

                 For the
               Year Ending
               October 31,                         Amount
               -----------                       ----------

                  2004                           $  420,000
                  2005                              420,000
                  2006                              420,000
                  2007                              420,000
                  2008                              385,000
                                                 ----------

                  Total                          $2,065,000
                                                 ==========

                       OTHER RELATED PARTIES TRANSACTIONS

For the period from September 22, 2003 (inception) to October 31, 2003, the Company paid a fee for operational and financial consulting services of $20,000 to an entity controlled by a member of the Company.

                          CELL POWER TECHNOLOGIES, INC.
                     (FORMERLY CELL POWER TECHNOLOGIES LLC)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

                          CONSULTING SERVICES CONTRACTS

In January 2004, the Company entered into a consulting contract for operational and financial services. The contract provides for monthly payments of $5,000 for six months and a ten year option to purchase 514,000 shares of the common stock of ETMV, at an exercise price of $0.75 per share.

                              EMPLOYMENT AGREEMENT

The Company entered into a three-year employment agreement, effective November 1, 2003, with a member of the Company to serve as its Chief Executive Officer and President. The agreement provides for a salary of $120,000 per annum, incentive bonuses and six year options to purchase 500,000 shares of the common stock of ETMV, at an exercise price of $.50 per share.

                               EXCHANGE AGREEMENT

The Company entered into an exchange agreement, which closed on November 3, 2003, with ETMV, a Florida corporation. ETMV was previously an inactive public shell. Pursuant to the agreement, ETMV repurchased 20,000,000 shares of its common stock for $300,000 and accounted for them as treasury stock. The shares were cancelled and EMTV then issued 23,600,000 unregistered shares of common stock for 100% of the outstanding membership units in the Company. Each membership unit of the Company received 100,000 shares of ETMV common stock. As a result of this exchange, the members of the Company gained voting control of ETMV and, thus, the exchange was accounted for as a reverse merger and the Company became a wholly-owned subsidiary of ETMV.

NOTE 9 - SUBSEQUENT EVENTS (UNAUDITED)

In February 2004, the Company entered into two one-year consulting agreements each in exchange for 1.5 million shares of the Company's common stock. The fair value of the common stock issued amounted to $300,000 and is being amortized over the term of the agreements.

In March 2004, the Company issued 250,000 shares of common stock for $50,000.

In May 2004, the Company commenced a private placement (the "Private Placement") to certain private and institutional investors of up to $3 million by the sale of units of its securities, with each unit (hereinafter a "Unit") comprised of
(i) 32,000 shares of Common Stock and (ii) five-year warrants to purchase up to an additional 32,000 shares of common stock at a per share exercise price of $1.25 (the "Warrants"), provided that the exercise period may be reduced under certain conditions (primarily relating to the closing bid price of the Company's Common Stock exceeding $2.75 for each of 10 consecutive trading days). The per Unit Price was $24,000.

From May 2004 through September 2004, we raised aggregate gross proceeds of approximately $2,210,000 ($2,007,000 net after offering expenses) from the sale of 92.08 units of our securities, with each unit comprised of 32,000 shares of common stock and three year warrants for an additional 32,000 shares of common stock with a per share exercise price of $1.25.

In connection with the Private Placement, the Company issued to three placement agents five-year warrants to purchase up to 299,456 shares of the Company's Common Stock at a per share exercise price of $1.25 and otherwise on the same terms and conditions as the Warrants issued to the investors in the Private Placement.

In September 2004, the Company entered into a one-year consulting agreement in exchange for a one-time fee of $35,000 and 250,000 shares of the Company's common stock. The fair value of the common stock issued amounted to $140,000 and is being amortized over the term of the agreement. In addition, the consultant is entitled to additional fees in the event that certain future contingencies are met.

In October 2004, the Company entered into an agreement with a consultant in exchange for $9,000 and 11,000 shares of the Company's common stock. The fair value of the common stock issued amounted to $6,600. In addition, the consultant is entitled to additional fees in the event that certain future contingencies are met.

In January 2005, we received a letter from or on behalf of Global Link together with a document titled First Amendment to the Amended and Restated Asset Purchase Agreement (the "First Amendment"). The Global Link Agreement as currently structured provides that royalty fees are payable through the end of 2005. The First Amendment, which we believe was inappropriately obtained by Global Link and, as a result, not valid, provides that the royalty fees payable to Global Link are payable in perpetuity. Although the First Amendment was executed by our Chief Executive Officer it was never delivered to Global Link by our company. We do not believe that the First Amendment is enforceable and intend to vigorously defend against any claim initiated by Global Link regarding the payment of royalties after 2005; provided, however, we cannot guarantee that we will be successful in the defense against a formal claim regarding this matter, if such a claim were to be initiated by Global Link.

Global Link has communicated to the Company that it may have retained certain rights under the Global Link Agreement with respect to Latin and South America and that through certain of our actions or inactions we may be in breach of such agreement. We do not believe that these contentions have any merit. However, we cannot guarantee that we will be successful in our defense against any claim initiated by Global Link with respect to these contentions should a formal claim be initiated by Global Link.

If the license agreement entered between E & S and Jumpit were to be terminated for whatever reason, our rights acquired from Global Link would also be terminated. The termination of this agreement or a material change in its terms would have a material adverse effect on the Company's business.

Commencing January 2005, the consulting services contract that the Company entered into with a related party was revised to reduce the monthly payments to $17,500 per month.