Form 10KSB
period 2004-10-31
Cell Power Technologies Inc
filed 2005-01-31
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

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

Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for its most recent fiscal year: $126,294

      The aggregate market value of voting stock held by non-affiliates of the registrant as of January 28, 2005 was $6,863,024 (based on the last reported sale price of $0.40 per share on January 27, 2005).

      The number of shares of the registrant's common stock outstanding as of January 28, 2005 was 32,157,560.

      Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          CELL POWER TECHNOLOGIES, INC.
                         2004 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS




                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.........................................    3

ITEM 2.    DESCRIPTION OF PROPERTY.........................................   11

ITEM 3.    LEGAL PROCEEDINGS...............................................   11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   11

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........   12

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......   13


ITEM 7.    FINANCIAL STATEMENTS............................................   15

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................   16

ITEM 8A.   CONTROLS AND PROCEDURES.........................................   16

ITEM 8B.   OTHER INFORMATION...............................................   16

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............   17

ITEM 10.   EXECUTIVE COMPENSATION..........................................   17

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS.................................   19

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   19

ITEM 13.   EXHIBITS........................................................   20

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES............................   21

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

Cell Power Technologies, Inc. is a development stage company that was originally incorporated in the State of Florida in January 2001 under the name "e-The Movie Network, Inc." for the purpose of selling videos over the Internet. In November 2003, we entered into a Share Exchange Agreement with the holders of the membership interests of Cell Power Technologies LLC, a Delaware limited liability company that was organized in September 2003, pursuant to which we acquired all of the membership interests of Cell Power Technologies LLC. Cell Power Technologies LLC was engaged in the marketing and sale of a portable cell phone battery known as "Cellboost". Following the transaction, Cell Power Technologies LLC became our wholly owned subsidiary.

In April 2004, we changed our name to "Cell Power Technologies, Inc." All references to "we," "our," or "us" in this filing refer to Cell Power Technologies, Inc. and our subsidiary Cell Power Technologies LLC.

CELLBOOST PORTABLE BATTERY

Cell Power LLC was originally organized to acquire certain rights to CellboostTM. Cellboost is a patented simple disposable power source encased in a hard shell of plastic with a phone specific plug providing instant talk time to dead phone batteries as well as serving as a charging device for cellular phones. The device attaches to the charger port of a cell phone and delivers enough energy to the phone to enable up to 60 minutes of extra talk time. Cellboost is intended to supply a needed energy source for built in phone batteries, thereby avoiding the "dead" cell phone phenomenon. Smaller than a matchbook, Cellboost comes in phone specific models to fit most cellphones and includes a portable battery with a non-degenerating three-year shelf life. Cellboost is currently available in ten different models that are compatible with Nokia, Motorola, Sony Erickson, Samsung, LG, Sanyo and Siemens cell phones. Each Cellboost has a plastic cap which makes their storage in pocketbooks or pockets convenient. The caps are color-coded to be representative of the brand of phone that the Cellboost works with.

Cellboost was developed by Jumpit AS ("Jumpit"), a private company based in Oslo, Norway. In December 2001, Jumpit applied for patent protection for the backup battery for a rechargeable phone. In March 2004, the United States Patent Office granted the patent. Patent applications are pending in other parts of the world, including South and Latin America.

OUR RIGHTS TO CELLBOOST PRODUCT

In February 2003, E & S International Enterprises, Inc. ("E & S"), a California-based electronics distributor, entered into a worldwide exclusive license agreement, as subsequently amended, with Jumpit for the distribution of the Cellboost battery. E & S subsequently trademarked the name Cellboost. Under the license agreement, E & S must meet certain performance targets on an annual basis in order to maintain exclusive distribution rights its agreement with Jumpit. The license continues through February 2013, and contains a provision in which six months prior to its scheduled expiration date of the license, the parties can agree to consider, in good faith, the basis for an extension of the agreement.

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

E & S also granted Global Link the right to serve as exclusive sub-distributor in Latin America and as a distributor for the United States, Mexico and Canada. Sales by E & S in Latin America must be pre-approved. Global Link's license agreement expires in February 2013, subject to any extension in the original license agreement between E & S and Jumpit.

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

We acquired these rights from Global for $280,010, which was comprised of $100,000 in cash, the assumption of $30,000 in advanced royalties received by Global Link from E & S, the assumption of a promissory note in the principal amount of $150,000 plus interest and 10 membership units of Cell Power Technologies LLC valued at $10 which, following the consummation of the Share Exchange Agreement between us and Cell Power LLC, were exchanged into 1 million shares of our company's common stock. The royalties and the rights to receive payments under the royalties were pledged as security for promissory notes. As of October 2004, we paid in full the outstanding principal and accrued interest on these notes.

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

In January 2005, we received a letter from (or on behalf of) Global Link together with a document titled First Amendment to the Amended and Restated Asset Purchase Agreement (the "First Amendment"). The Global Link Agreement as currently structured provides that royalty fees are payable through the end of 2005. The First Amendment, which we believe was inappropriately obtained by Global Link and, as a result is not valid, provides for the payment of royalties to Global Link in perpetuity. Although the First Amendment was executed by our Chief Executive Officer, it was never delivered to Global Link by our company. We do not believe that the First Amendment is enforceable and intend to vigorously defend our Company against any claim initiated by Global Link with respect to this matter. However, we cannot provide any assurance that we would necessarily be successful in our efforts to defend our company against a formal claim, if such a claim were initiated by Global Link.

Additionally, beginning in December 2004, Global Link has communicated to the Company in a series of letters that it may have retained certain rights under the Global Link Agreement to distribute Cellboost in Latin and South America, and that through certain of our actions or inactions we may be in breach of such agreement. We do not believe that these contentions have any merit. Global Link has not initiated a formal claim to date with respect to this matter; however, we cannot provide any assurance that we would be successful in our efforts to defend our company against such a formal claimif Global Link were to initiate such a claim.

If the license agreement entered between E & S and Jumpit were to be terminated for whatever reason, our rights acquired from Global Link would also be terminated. The termination of this agreement or a material change in its terms could have a material adverse effect on our business.

LATIN AND SOUTH AMERICA

Hardline phone service is still unavailable in many parts of Latin and South America leaving cell phones as a necessary alternative. While the region contains some economically challenged areas, it still has a large enough population of consumers with disposable income that would constitute a potentially viable market for cell phones and, in turn, Cellboost.

NORTH AMERICA AND ISRAEL

Under the Asset Purchase Agreement, we are entitled to a royalty stream relating to the sales of Cellboost in North America (including Canada) and Israel. The amount of royalties payable with respect to sales to retailers is $0.10 per unit; royalties on sales to distributors are $0.05 per unit. Currently, Cellboost can be found in Cingular, Office Max, Office Depot, Radio Shack, 7 Eleven, Staples, Fry's Electronics, Amazon.com, AT&T and Wal-Mart as well as a variety of other retailers. In March 2004, E & S appointed Energizer to be a supplier, among others, of power sources for Cellboost. This supply chain agreement includes agreements allowing the use of the phrase "Powered by Energizer" to be prominently placed on the retail package of Cellboost. No assurance can however be provided that Energizer will continue to be a supplier or that rights to mark their source power will continue.

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

We have engaged Superior Associates in order to design an appropriate marketing plan for the penetration of the South and Latin American markets. These consultants have prepared budgets and forecasts indicating what the cost of the marketing plan may be. Management has approved the marketing plan and has raised funds needed to implement the plan through offerings of our securities. However, management believes that it will need additional funds in order to establish and develop a distribution framework for Latin and South America. Unless the royalty revenues significantly increase, we anticipate that we will need to raise capital through the issuance of securities in order to exploit any opportunities. If we are unable to raise the needed funds and if the royalty revenues do not materialize in the needed amounts, we will need to curtail expenditures and delay or cancel the execution of our plans. We do not currently have any commitment for financing and no assurance can be provided that we will be able to raise cash on commercially acceptable terms or at all.

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

In October 2003, prior to our acquisition of our wholly owned subsidiary, Cell Power LLC entered into a consulting services contract with Superior Associates ("Superior"). Superior developed our business plan, created our initial web page and provided us with operational and logistical support services. Superior is currently assisting us with establishing a sales team for the South American market. The services covered under this agreement include the provisions of office premises, secretarial and administrative day-to-day services, warehousing and showroom services. Under our original agreement with Superior, we were required to remit monthly payments of $35,000 for five years; however, commencing January 2005, this agreement was revised to reduce the payments to

$17,500 per month. We paid $70,000 to Superior under this contract in 2003, of which $35,000 was expensed as a consulting fee for the period from September 22, 2003 (inception) to October 31, 2003 and $35,000 was reflected as a pre-paid expense in our October 31, 2003 balance sheet. We paid $385,000 to Superior under this contract in fiscal year 2004. Aggregate fees incurred for services under this contract (including $35,000 prepaid in 2003 and $385,000 paid in 2004) amounted to $420,000 for of the year ended October 31, 2004.


Future payments under this agreement, as amended, for each year are as follows:


                 FOR THE
               YEAR ENDING
               OCTOBER 31,                         AMOUNT
               -----------                       ----------
                  2005                           $  245,000
                  2006                              210,000
                  2007                              210,000
                  2008                              192,500
                                                 ----------
                  Total                            $857,500
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

In February 2004, we entered into two one-year consulting agreements with SOS Resource Services Inc. and GRQ Consultants Inc. Each agreement provides that the consultant shall provide our company with corporate planning services each in exchange for 1,500,000 shares of our common stock (3 million shares in the aggregate valued at $300,000).

In September 2004, we entered into a one-year consulting agreement in exchange for a one-time fee of $35,000 and 250,000 shares of our common stock. The fair value of the common stock issued amounted to $140,000 and is being amortized over the term of the agreement. In addition, under certain conditions the consultant is entitled to additional fees.

In October 2004, we entered into an agreement with a consultant in exchange for $9,000 and 11,000 shares of our common stock. The fair value of the common stock issued amounted to $6,600. In addition, under certain conditions the consultant is entitled to additional fees.

AVAILABLE INFORMATION

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

    FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

      We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our Common Stock could decline and you could lose all or part of your investment.

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We have incurred net losses of $95,770 for the period commencing on September 22, 2003 (inception) through October 31, 2003 and $1,130,866 for the year ended October 31, 2004. We have not yet achieved profitability and cannot provide any assurance that we will become profitable within the foreseeable future as we must continue to fund our operating and capital expenditures, establish and expand our markets, and develop our sales and marketing and advertising plans. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

WE HAVE A LIMITED OPERATING HISTORY IN WHICH TO EVALUATE OUR BUSINESS

We have limited operating history and limited assets. Our limited financial resources are significantly less than those of other companies in our industry, which can develop, market and sell a similar products. There can be no assurance, however, that the implementation of the overall business plan developed by management, will result in sales or that if it does result in sales, that such sales will necessarily translate into profitability. Failure to properly develop our plan of expansion will prevent us from becoming a profitable enterprise.

IF WE DO NOT OBTAIN ADDITIONAL CASH TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN AND MAY NOT ACHIEVE PROFITABILITY.

We believe that our available cash resources will enable us to maintain operations through the second fiscal quarter of 2005. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover these added losses, in order to preserve cash, we would be required to reduce expenditures and effect reductions in or delay the execution of our business plan, all of which could have a material adverse effect on our ability to continue our current level of operations. To the extent that operating or marketing expenses increase, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we are not able to generate sufficient capital, either from operations or through additional financing, to fund our current operations, we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may be forced to significantly reduce or cease our current operations. This could significantly reduce the value of our securities, which could result in our de-listing from the OTC Bulletin Board and cause investment losses for our shareholders.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

For the period from September 22, 2003 (inception) through October 31, 2003 and for the year ended October 31, 2004, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies from our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR PRESIDENT.

Our performance and future operating results are substantially dependent on the continued service and performance of Jacob Herskovits, our sole executive officer and director. We rely on Mr. Herskovits to develop our business and possible acquisitions. If Mr. Herskovits' services become unavailable, our business and prospects would be adversely affected. We do not currently maintain "key man" insurance for Mr. Herskovits or other key employees and do not intend to obtain this type of insurance until such time as we have positive cash flow and are profitable. The loss of the services of Mr. Herskovits could have a material adverse effect on our financial condition, operating results, and, on the public market for our common stock.

OUR RIGHTS TO THE CELLBOOST PRODUCT ARE SUBJECT TO THIRD PARTY LICENSE AGREEMENT, OVER WHICH WE HAVE NO CONTROL.

The rights that we have to Cellboost are derived from the license agreement entered between Jumpit AG and E & S International Enterprises, Inc. ("E & S"). This agreement has terms and conditions that must be met in order for E & S to remain as the exclusive licensee of the patent. These terms and conditions relate to yearly sales and to payment obligations. E & S then granted certain of these rights to Global Link with whom our wholly owned subsidiary, Cell Power, LLC, entered into a distribution agreement as well as an asset purchase agreement. If, for any reason whatsoever, the license agreement between Jumpit and E & S were terminated or E & S were to lose its rights thereunder, or the sublicense agreement entered between E & S and Global Link were terminated, we would also lose all rights we currently have to the Cellboost product, thereby terminating our only source of income. Such a development would have a material adverse effect on our business, financial condition and prospects.

In addition Global Link has communicated that it believes that we may have breached certain provisions of our agreement with it, a contention with which we disagree. The contentions made by Global Link are addressed in more detail above in the description of our business in Item 1 of this annual report on Form 10-KSB.

WE ARE ENTITLED TO RECEIVE ROYALTIES FROM SALES MADE BY E & S, WHICH ROYALTY REVENUE COMBINED WITH DIRECT SALES OF CELLBOOST COMPRISES ALL OF OUR REVENUE TO DATE. IF THE PAYMENT OF SUCH ROYALTIES WERE TO CEASE AND/OR WE LOST OUR RIGHT TO DISTRIBUTE CELLBOOST OUR RESULTS FROM OPERATIONS WOULD BE MATERIALLY IMPACTED.

To date, significantly all of our revenues generated have been generated by the royalty payable by E & S. Until we establish a marketing presence in South America and generate revenues from sales in that region, we anticipate that royalty payments from E&S will continue to be the likely sole source of revenues for our company. Accordingly, the maintenance of a good working relationship with E&S may be vital to our business. If E & S were to cease payment of the royalty, then our revenues will be negatively impacted and we may be forced to cease operations.

WE ARE DEPENDENT ON REVENUES GENERATED BY A SOLE PRODUCT AND THUS WE ARE SUBJECT TO MANY ASSOCIATED RISKS

Our revenue is generated through the sale of a portable cell phone battery known as "Cellboost" in South America, which is defined as all countries south of Mexico and north of Tierra Del Fuego, Argentina and through royalty payments on all sales of Cellboost units in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. Unless we expand our product offerings to include related or other products, our likely source of revenues for the foreseeable future will continue to be generated by the Cellboost portable battery. Accordingly, 100% of our revenue is dependent upon the sale of Cellboost. Our business may be impacted In the event that:

      o potential users are satisfied with other means for charging their cell phone battery;

      o     technological developments render Cellboost obsolete;

      o     our patent is infringed upon.

Thus, we may expend our financial resources on marketing and advertising without generating concomitant revenues. If we cannot generate sufficient revenues to cover our overhead, manufacturing and operating costs, we will fail.

IN ADDITION TO HOLDING AN OPTION TO PURCHASE 500,000 SHARES OF COMMON STOCK, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR BENEFICIALLY OWNS 15,000,000 SHARES OF COMMON STOCK OR 46.7% OF OUR OUTSTANDING COMMON STOCK, AND, AS A RESULT, YOU WILL NOT BE ABLE TO CONTROL OR EFFECT THE POLICY OF OUR COMPANY.

We currently have one sole executive officer (our president) and several consultants. Our sole officer and director, Jacob Herskovits, has beneficial ownership of 15,000,000 shares of common stock. In addition, Mr. Herskovits holds an option to purchase 500,000 shares of common stock which vests in equal installments of 125,000 shares over the next four years, with the first installment to vest in September 2005. The option is exercisable at a per share exercise price of $0.50. As of January 28, 2005, his beneficial holdings represented 46.7% of the total issued and outstanding shares of our common stock. As a result, Mr. Herskovits will have significant influence in the election of our directors, shaping policies and procedures, determining if and when any dividends are paid and determining the circumstances under which we may be sold or merged, 0along with other important corporate decisions.

THERE ARE LOW BARRIERS TO ENTRY INTO THE PORTABLE CELL PHONE BATTERY INDUSTRY AND, AS A RESULT, MANY COMPANIES MAY BE ABLE TO COMPETE WITH LIMITED FINANCIAL RESOURCES.

Our products do not require large capital expenditures for the development or manufacture of equipment or other fixed assets. As a result, barriers to entering this industry may be low. If the intellectual property protection with respect to the Cellboost product does not prove effective, a firm with limited financial resources may be able to compete in our product lines.

THE PORTABLE CELL PHONE BATTERY INDUSTRY AND TECHNOLOGY IN GENERAL IS SUBJECT TO RAPID CHANGES AND IF WE ARE UNABLE TO ADAPT TO SUCH CHANGE OUR TECHNOLOGY MAY BECOME OBSOLETE.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and the evolving demands of the marketplace.

INCREASED COMPETITION IN THE PORTABLE CELL PHONE BATTERY INDUSTRY MAY MAKE IT DIFFICULT FOR OUR COMPANY TO GENERATE SALES.

Currently, we face competition primarily from the gadget market (i.e., solar batteries, hand crank batteries, key chain adapters). We could also face competition from other sources. New developments in battery technology could produce a longer lasting power supply. In addition, replacement batteries may also become available at cost convenient prices.

Our competition is likely to increase. We believe this will probably happen as additional competitors enter the market. In addition, cell phone providers may expand their efforts to provide a longer lasting battery or replacement batteries. In addition, competitors may charge less than we do for our portable battery, or may charge nothing at all in some circumstances, causing us to reduce, or preventing us from raising, our price. As a result, our business may suffer.

IF WE ARE UNABLE TO RETAIN MANAGEMENT AND OTHER PERSONNEL TO EFFECTIVELY MANAGE OUR GROWTH INCLUDING SALES OF CELLBOOST IN LATIN AND SOUTH AMERICA, OUR OPERATIONS MAY BE SIGNIFICANTLY IMPACTED OR CURTAILED.

We intend to expand our operations rapidly and significantly, which requires us to raise substantial additional capital including possible sales of our common stock, which could substantially dilute existing shareholders. Our potential rapid growth will place significant demands on our management and other resources which, given the expected future growth rate, is likely to continue. To manage future growth, we will need to attract, hire and retain highly skilled and motivated officers and employees and improve existing systems and/or implement new systems for:

o sales and sales management;

o operational and financial management; and

o training, integration and management of the growing employee base.

Specifically, we have exclusive sub-distribution rights of Cellboost in Latin and South America, which is defined as all countries south of Mexico and north of Tierra Del Fuego, Argentina. In order to develop our sales of Cellboost within this geographical area we will need to develop a management and sales structure.

Our failure to effectively manage our growth and implement a sales structure within our Latin and South America could have a material adverse effect on our financial condition and future prospects.

      NEW CORPORATE GOVERNANCE REQUIREMENTS ARE LIKELY TO INCREASE OUR COSTS AND MAKE IT MORE DIFFICULT TO ATTRACT QUALIFIED DIRECTORS.

      We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the Securities and Exchange Commission. We expect that these laws, rules and regulations will increase our legal and financial compliance costs and make some activities more difficult, time-consuming and costly. We also expect that these new requirements may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements may also make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board.

                       RISKS RELATED TO OUR COMMON STOCK

WE HAVE NO PLANS TO PAY DIVIDENDS.

Payment of dividends on our common stock is within the discretion of the Board of Directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

THE SUBSTANTIAL NUMBER OF SHARES THAT ARE OR WILL BE ELIGIBLE FOR SALE COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE EVEN IF WE ARE SUCCESSFUL.

We filed with the Securities and Exchange Commission in November 2004 a registration statement on Form SB-2 with respect to the resale of up to 15,586,576 shares of common stock held by certain of our stockholders. As of the date of the filing of this report on Form 10-KSB, such registration statement has not been declared effective. However, when such registration statement is declared effective, if ever, these shares will then be freely tradable.

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. Our corporate offices are located at 1428 36th Street, Suite 205, Brooklyn, New York 11218. These facilities are provided on a rent free basis by Sternheim & Company, of which Mr. Herskovits is an executive officer, director and shareholder. The value of these services is considered insignificant.

Pursuant to the consulting agreement entered into with Superior facilities located at 370 19th St., Brooklyn NY 11215, which premises also house the offices of Superior Associates. We believe that our corporate offices and showroom and warehousing facilities are sufficient to meet our current requirements. We believe that we would be able to renew our present lease or obtain suitable replacement facilities for each of the corporate offices and the showroom facilities. We are examining the options of consolidating our corporate, showroom and warehousing facilities in one premises.

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

-------------------- ------------- -----------
                     High          Low
-------------------- ------------- -----------
2004
-------------------- ------------- -----------
Fourth Quarter       $0.84         $0.36
-------------------- ------------- -----------
Third Quarter        $1.93         $0.45
-------------------- ------------- -----------
Second Quarter       $2.95         $0.15
-------------------- ------------- -----------
First Quarter        $0.10         $0.10
-------------------- ------------- -----------

2003
-------------------- ------------- -----------
Fourth Quarter       $0.10         $0.10
-------------------- ------------- -----------
Third Quarter        $0.10         $0.10
-------------------- ------------- -----------
Second Quarter       $0.10         $0.10
-------------------- ------------- -----------

As of January 28, 2005, there were 32,317,560 shares of common stock outstanding.

As of January 28, 2005, there were approximately 507 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

We currently do not have an equity compensation plan.

UNREGISTERED SECURITIES ISSUED DURING THE QUARTER  ENDED OCTOBER 31, 2004

      Set forth below is certain information concerning sales by us of unregistered securities during the three months ended October 31, 2004.

      1. In September - October 2004, we issued to a total of 11 investors an aggregate of 992,000 shares of common stock and warrants to purchase up to an identical number of shares of common stock at a per share exercise price of $1.25 in exchange for aggregate gross consideration of $ 744,000 ($665,000 net of offering expenses). These securities were issued in connection with our private placement that was commenced in May 2004 and completed in October 2004. In connection with the sale of the securities referenced above, we issued to placement agents warrants to purchase up to 229,456 shares of our common stock at a per share exercise price of $1.25.

      2. In September 2004, we issued to a consultant 250,000 shares of our common stock in connection with a consulting agreement then entered into.

      3. In October 2004, we issued to a consultant 11,000 shares of our common stock in connection with a consulting agreement then entered into.

      All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, the issuance and sale to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

ITEM 6. PLAN OF OPERATIONS

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

FINANCIAL CONDITION

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of October 31, 2004, we had an accumulated deficit of $1,130,866. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

REVENUES. We currently generate revenues from the collection of royalties payable to us based on the net number of Cellboost units sold by E & S in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. These royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to us with respect to sales by E & S to retailers and distributors are $0.10 and $0.05, respectively. For the period from November 1, 2003 to October 31, 2004, we generated revenue of $95,044 from royalties of Cellboost units. We did not generate revenues during the period from September 22, 2003 (inception) through October 31, 2003.

We also hold exclusive sub-distribution rights in Latin and South America, comprised of Global Link's rights under the license agreement as they relate to the sale and distribution of the Cellboost product in Latin and/or South America (which is defined as those countries and territories south of Mexico and north of Tierra Del Fuego). For the period from November 1, 2003 to October 31, 2004, we generated revenue of $31,250 from Cellboost product sales. We did not generate revenues from our distribution of the product during the period from September 22, 2003 (inception) through October 31, 2003. Our cost of products sold in Latin America amounted to $16,579 and we amortized $30,000 under our licensing agreement.

Our plan is to accelerate the development of new markets for Celboost in Latin and South America. We expect to incur significant additional expenditures in implementing our marketing plan and will likely generate operating losses for the foreseeable future. There can be no assurance that we be profitable now or at any time in the foreseeable future.

OPERATING EXPENSES. Our operating expenses for the year ended October 31, 2004 amounted to $1,148,486 and were principally comprised, of $555,750 in consulting fees (including $420,000 of fees that we incurred under our contract with Superior), $253,799 of stock base consulting fees $144,564 in professional fees and $119,160 in employee compensation costs. We also incurred $75,213 in marketing and other expenses. Our operating expenses for the period from September 22, 2003(inception) through October 31, 2003 amounted to $71,391 including $55,000 of fees under our contract with Superior. Commencing January 2005, our payments under the contract with Superior have been reduced by 50% and our President is no longer receiving a salary.

Nonetheless, we expect our operating expenses to increase over the course of fiscal 2005 as we increase our efforts to develop an indirect distribution framework in the South American market. We expect to incur significant additional expenditures in implementing our marketing plan and expect to incur operating losses in the foreseeable future. There can be no assurance that we can operate the business profitably now or at anytime in the future.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through the sales of our securities. Pursuant to a private placement commenced in May 2004 and completed in October 2004, we raised aggregate gross proceeds of approximately $2,210,000 ($2,007,000 net of offering costs) from the sale of 92.08 units of our securities, with each unit comprised of 32,000 shares of common stock and three year warrants for an additional 32,000 shares of common stock with a per share exercise price of $1.25. We also raised an additional $50,000 during fiscal 2004 from the sale of other securities.

We believe our existing cash resources will be sufficient to maintain operations through the second fiscal quarter of 2005. Management intends to seek additional needed funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We have no commitments for any additional funding and no assurance can be given that we will be able to raise additional funds on commercially acceptable terms or at all. Unless we can raise needed capital or experience a significant increase in royalty income payable to us by E & S, we may need to curtail expenditures and cancel or delay our efforts to establish and expand a marketing presence for Cellboost in South and Latin America. We continue to curtail operating expenses and, commencing January 2005, our monthly operating expenses have been reduced by $29,500 by the reduction of salaries and consulting fees. There can be no assurance, however, that these reductions are sustainable or that we can sustain the business for any significant length of time solely through initiatives to reduce our costs.

Our continuation as a going concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the period September 23, 2003 (inception) to October 31, 2003 and for the year ended October 31, 2004 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

In addition, any future capital raise by our company is likely to result in substantial dilution to existing stockholders.

IMPACTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, and revised in December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of this pronouncement is not expected to have a material effect our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3. The adoption of this pronouncement is not expected to have a material effect on its financial position or results of operation.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

ITEM 7. FINANCIAL STATEMENTS

The financials statement of our company for the year ended October 31, 2004 are attached hereto following the signature page commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Larry Wolfe, certified public accountant ("Wolfe"), advised us on March 15, 2004 that it has resigned as our auditor for the year ending December 31, 2003, which such fiscal year end was subsequently changed to October 31, 2003.

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

None.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers and directors and their ages and positions are:

--------------------------------------------------------------------------------
          Name           Age                      Posistion
--------------------------------------------------------------------------------
Jacob Herskovits          54   Chief Executive  Officer,  President,  Principal
                               Accounting/Financial Officer and Director
--------------------------------------------------------------------------------

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

THE COMMITTEES

The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are currently performed by the sole director. The sole director has determined that at present we do not have an audit committee financial expert. The sole director believes that he is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek appropriate individuals to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

EXECUTIVE OFFICERS OF OUR COMPANY

Officers are appointed to serve at the discretion of the Board of Directors. Mr. Hershkovits currently serves as our president and sole executive officer.

CODE OF ETHICS

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of our company. A copy of such code is attached as an exhibit to our annual report on Form 10-KSB for the period from September 22, 2003 (inception) to October 31, 2003.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on our review of copies of all disclosure reports filed by directors and executive officers of our company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, we believe that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of our company during 2004.

ITEM 10.   EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending October 31, 2004, 2003 and 2002 exceeded $100,000.

                               ANNUAL COMPENSATION



                                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                        ------------------------------------------    --------------------------------
                                                                                       SECURITIES          ALL OTHER
NAME AND                                                            OTHER ANNUAL       UNDERLYING        COMPENSATION
PRINCIPAL POSITION              YEAR    SALARY($)    BONUS($)     COMPENSATION($)     OPTIONS (#)(1)          ($)
------------------              ----    ---------    --------   ------------------    --------------    --------------
Jacob Herskovits                2004     120,000           --          --                  500,000             --
  Chief Executive Officer       2003          --           --          --                       --             --
                                2002          --           --          --                       --             --

                              OPTION GRANTS IN 2004

OPTION GRANTS IN 2004

The following table sets forth certain information concerning the individual option grants during the year ended October 31, 2004, to each of the Named Executive Officers.



                                        % of Total
                     Number of           Options
                    Securities          Granted to     Exercise or
                    Underlying           Employees      Base Price   Expiration
    Name        Options Granted (#)       in 2002         ($/sh)        date
    ----        -------------------       -------         ------        ----
Jacob Herskovits    500,000(1)               100%           0.50         2012





                  AGGREGATE OPTIONS EXERCISED IN 2004 AND 2004 YEAR END OPTION VALUES



                                                         Number of Securities      Value of Unexercised
                                                        Underlying Unexercised      In-the-Money Options
                          Shares          Value         Options at Fiscal Year     At Fiscal Year End ($)
                        Acquired on      Realized                End (#)                Exercisable/
Name                    Exercise (#)       ($)        Exercisable/Unexercisable      Unexercisable (1)
----                   -------------       ---        -------------------------      -----------------
Jacob Herskovits           --              --               0 / 500,000               $0 / $125,000


(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock ($.75) on October 29, 2004, as reported on the Over-The-Counter Market.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

EXECUTIVE EMPLOYMENT AGREEMENTS

We entered into a three-year employment agreement, effective November 1, 2003, with Jacob Herskovits, our sole officer and director. The original agreement provided for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of our common stock. In December 2004, the agreement was amended so that beginning January 2005 Mr. Herskovits is not entitled to a salary. The options are scheduled to vest in equal installments of 125,000 shares, with the first such installment to vest in September 2005 and subsequent installments in each of September 2006, 2007 and 2008. The employment term automatically renews unless either we or Mr. Hershkovits terminates the agreement upon 90 days' written notice.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 28, 2005

      o by each person who is known by us to beneficially own more than 5% of our common stock;

      o     by each of our officers and directors; and

      o     by all of our officers and directors as a group.

Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.


--------------------------------------------------- ---------------------------------- ----------------------------
Name of Beneficial Owner                            Common Stock Beneficially Owned(1) Percentage of Common Stock
--------------------------------------------------- ---------------------------------- ----------------------------
Jacob Herskovits(2)                                                       15,000,000(3)                      46.7%
c/o Cell Power Technologies, Inc.
1428 36th Street, Suite 205
Brooklyn, New York 11218
--------------------------------------------------- ---------------------------------- ----------------------------

SOS Resource Services Inc.                                                 2,200,000                          6.8%
403 East Main Street
Port Jefferson, NY 11777
--------------------------------------------------- ---------------------------------- ----------------------------

All of executive officers and directors (1 person)                        15,000,000                         46.4%
--------------------------------------------------- ---------------------------------- ----------------------------

* Less than 1% of the outstanding common stock.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 28, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 32,157,560 shares of common stock outstanding on January 10, 2005, and the shares issuable upon the exercise of options and warrants exercisable on or within 60 days of January 28, 2005.

(2) Executive officer and/or director.

(3) Includes 15,000,000 shares of common stock. Does not include an option to purchase 500,000 shares of common stock that vest commencing in September 2005.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 23, 2003, prior to our acquisition of our wholly owned subsidiary, Cell Power LLC issued a $400,000 unsecured promissory note to Dow Sternbuch, one of its members. The note carried interest at 8% to maturity and had an original maturity date of November 30, 2003. The maturity date of the note was extended to May 15, 2004. The note has been paid in full.

On October 20, 2003, prior to our acquisition of our wholly owned subsidiary, Cell Power LLC issued a $200,000 secured promissory note to Howard Weiss, one of its members. The note carried interest at 10% per annum and had an original maturity date of March 1, 2004. The maturity date of the note was extended to May 15, 2004 and was subsequently paid in full.

We entered into a three-year employment agreement, effective November 1, 2003, with Jacob Herskovits, our sole officer and director. The original agreement provided for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of our common stock. In December 2004, the agreement was amended so that beginning January 2005, Mr. Herskovits is not entitled to a salary.

In February 2004, we entered into a one-year consulting agreements with SOS Resource Services Inc. which provides that the consultant shall provide our company with corporate planning services in exchange for 1,500,000 shares of our common stock.

ITEM 13.   EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.    NAME OF EXHIBIT
-----------    ----------------------------------------------------------------
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

10.7 Form of Subscription Agreement among Cell Power Technologies, Inc. and certain investors. (2)

10.8 Amended and Restated Asset Purchase Agreement entered between Global Link Technologies, Inc. and Cell Power Technologies LLC(4)

10.9 Consulting Agreement by and between Judah Marvin Feigenbaum and the Company dated January 22, 2004(4)

10.10          Consulting Agreement by and between SOS Resource Services Inc.
               and the Company dated February 12, 2004(4)

10.11 Consulting Agreement by and between GRQ Consultants, Inc. and the Company dated February 12, 2004(4)

10.12 Share Exchange Agreement by and between Cell Power Technologies, Inc. and e- The Movie Network, Inc. (4)

EXHIBIT NO.    NAME OF EXHIBIT
-----------    ----------------------------------------------------------------
10.13          Consulting Agreement entered by and between Superior Associates and the Company(4)

14.1           Code of Ethics (5)

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


-----------------------
      (1) Incorporated by reference to Form 10-SB Registration Statement filed November 1, 2002.

      (2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended July 31, 2004

      (3) Incorporated by reference to the Company's Form 8-K Current Report filed March 25, 2004

      (4) Incorporated by reference to the Company's Form SB-2 Registration Statement filed November 17, 2004

      (5) Incorporated by reference to the Company's Form 10-KSB for the period from September 22, 2003 (inception) to October 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Marcum & Kliegman LLP for the fiscal year ended October 31, 2004 and 2003. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements for the period of September 22, 2003 through October 31, 2003 and for the fiscal year ended October 31, 2004. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

---------------------- ---------------------------------- -----------------------------------
                       Fiscal Year Ended October 31, 2004 Fiscal Year Ended October 31, 2003
---------------------- ---------------------------------- -----------------------------------
Audit Fees             $45,647                            $36,324
---------------------- ---------------------------------- -----------------------------------
Audit Related Fees     $0                                 $0
---------------------- ---------------------------------- -----------------------------------
Tax Fees               $0                                 $0
---------------------- ---------------------------------- -----------------------------------
All Other Fees         $0                                 $0
---------------------- ---------------------------------- -----------------------------------
Total                  $45,647                            $36,324
---------------------- ---------------------------------- -----------------------------------

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

 As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures. The sole Director Jacob Herskovits approved the engagement of Marcum & Kliegman and signed the engagement letter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CELL POWER TECHNOLOGIES, INC.

                                           /s/    Jacob Herskovits
                                          --------------------------------------
                                          By: Jacob Herskovits
                                          Chief Executive Officer,
                                          Principal Financial/Accounting Officer
                                          and Director
                                          Date: January 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                           /s/    Jacob Herskovits
                                          --------------------------------------
                                          By:  Jacob Herskovits
                                          Chief Executive Officer,
                                          Principal Financial/Accounting Officer
                                          and Director
                                          Date:  January 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cell Power Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Cell Power Technologies, Inc., and Subsidiary (a development stage company) as of October 31, 2004, and the related consolidated statements of operations, changes in stockholders' (deficiency)/equity, and cash flows for the year then ended, the period from September 22, 2003 (inception) to October 31, 2003 and for the period from September 22, 2003 (inception) to October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Power Technologies, Inc. and Subsidiary as of October 31, 2004, and the results of their operations and their cash flows for the year then ended, the period from September 22, 2003 (inception) to October 31, 2003 and for the period from September 22, 2003 (inception) to October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses since its inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company consummated a reverse acquisition with Cell Power Technologies, LLC on November 3, 2003. The accompanying consolidated financial statements have been retroactively restated to give effect to this transaction.


                                          /s/ Marcum & Kliegman LLP
New York, New York
January 21, 2005

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2004
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS - Cash                                                   $553,475

INTANGIBLE ASSETS, net of accumulated amortization of $32,500            247,510
                                                                        --------
TOTAL ASSETS                                                            $800,985
                                                                        ========


                 See Notes to Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2004
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                    $    16,808
                                                                    -----------

TOTAL CURRENT LIABILITIES                                                16,808
                                                                    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized;
  32,157,560 shares issued and outstanding                            2,531,644
Paid-in capital deficiency                                             (412,801)
Deficit accumulated during the development stage                     (1,130,866)
Deferred consulting fees                                               (203,800)
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY                                              784,177
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   800,985
                                                                    ===========


                   See Notes to Consolidated Financial Statements.


                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------

                                                                 FOR THE         FOR THE
                                                               PERIOD FROM     PERIOD FROM
                                                              SEPTEMBER 22,   SEPTEMBER 22,
                                                FOR THE           2003            2003
                                               YEAR ENDED    (INCEPTION) TO   (INCEPTION) TO
                                              OCTOBER 31,      OCTOBER 31,     OCTOBER 31,
                                                 2004             2003             2004
                                              ------------    ------------    ------------
REVENUE
Product sales                                 $     31,250    $         --    $     31,250
Royalties                                           95,044              --          95,044
                                              ------------    ------------    ------------
TOTAL REVENUE                                      126,294              --         126,294
                                              ------------    ------------    ------------
COST OF GOODS SOLD
Product cost                                        16,579              --          16,579
Amortization of intangibles                         30,000           2,500          32,500
                                              ------------    ------------    ------------
Total cost of goods sold                            46,579           2,500          49,079
                                              ------------    ------------    ------------
GROSS PROFIT                                        79,715          (2,500)         77,215
                                              ------------    ------------    ------------
OPERATING EXPENSES
Consulting fees (related party in 2003)            555,750          55,000         610,750
Stock based compensation to consultants            253,799              --         253,799
Professional fees                                  144,564          15,802         160,366
Payroll and related taxes                          119,160              --         119,160
Marketing and other                                 75,213             589          75,802
                                              ------------    ------------    ------------
TOTAL OPERATING EXPENSES                         1,148,486          71,391       1,219,877
                                              ------------    ------------    ------------
OPERATING LOSS                                  (1,068,771)        (73,891)     (1,142,662)
                                              ------------    ------------    ------------
OTHER EXPENSES
Interest expense - related parties                  46,043          16,931          62,974
Interest expense                                    16,052           4,948          21,000
                                              ------------    ------------    ------------
TOTAL OTHER EXPENSES                                62,095          21,879          83,974
                                              ------------    ------------    ------------
NET LOSS                                      $ (1,130,866)   $    (95,770)   $ (1,226,636)
                                              ============    ============    ============
Basic and diluted net loss per common share   $      (0.04)   $      (0.00)
                                              ============    ============
Weighed-average common shares outstanding       28,763,157      23,317,949
                                              ============    ============

                       See Notes to Consolidated Financial Statements.


                                          CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
                                 Period from September 22, 2003 (Inception) to October 31, 2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                          DEFICIT
                                                                        ACCUMULATED
                                    COMMON STOCK           PAID-IN      DURING THE        STOCK         DEFERRED
                             -------------------------     CAPITAL      DEVELOPMENT    SUBSCRIPTION   CONSULTING
                                SHARES        AMOUNT      DEFICIENCY       STAGE        RECEIVABLE       FEES           TOTAL
                             ---------------------------------------------------------------------------------------------------
BALANCE - September 22,
  2003 (Inception)                    --   $        --   $        --    $        --    $        --    $        --    $        --

Issuance of common
stock  at inception
 for $.00001 per share        22,600,000           226            --             --           (226)            --             --
Issuance of common
 stock  in connection
 with purchase  of
 intangible assets at
 October 3, 2003 for
 $.00001 per share             1,000,000            10            --             --             --             --             10
Collection of stock
 subscription
 receivable on
 October 24, 2003                     --            --            --             --            100             --            100
Net loss                              --            --            --        (95,770)            --             --        (95,770)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE - October 31, 2003    23,600,000           236            --        (95,770)          (126)            --        (95,660)

Effects of reverse
 merger at November
 3, 2003:
Capitalization of
 LLC's  accumulated
 deficit at  time
 of recapitalization                  --            --       (95,770)        95,770             --             --             --
Equity of e-The
 Movie Networks,
 Inc. at time of
 recapitalization              2,100,000        28,030      (328,030)            --             --             --       (300,000)
Stock options issued
 to consultant for
 services on
 January 22, 2004                     --            --        10,999             --             --             --         10,999
Issuance of common
 stock to consultants
 for services
 on February 12, 2004          3,000,000       300,000            --             --             --       (300,000)            --
Issuance of common
 stock for $.20 per
 share on March 10, 2004         250,000        50,000            --             --             --             --         50,000
Collection of stock
 subscription
 receivable on
 March 15, 2004                       --            --            --             --            126             --            126
Issuance of common
 stock for $.75 per
 share and  warrants
 on June 11, 2004,
 net of issuance
 costs of $26,600                864,000       621,400            --             --             --             --        621,400
Issuance of common
 stock for $.75 per
 share and warrants
 on July 30, 2004,
 net of issuance
 costs of $98,292              1,090,560       719,602            --             --             --             --        719,602
Issuance of common
 stock for $.75 per
 share and warrants
 on September 1,
 2004, net of
 issuance costs of $51,600       672,000       452,400            --             --             --             --        452,400
Issuance of common
 stock to consultants
 for services on
 September 24, 2004              250,000       140,000            --             --             --       (140,000)            --
Issuance of common
 stock for $.75 per
 share and warrants
 on October 6, 2004,
 net of issuance
 costs of $26,624                320,000       213,376            --             --             --             --        213,376
Issuance of common
 stock to consultants
 for services on
 October 20, 2004                 11,000         6,600            --             --             --             --          6,600
Amortization of
 deferred consulting
 fees                                 --            --            --             --             --        236,200        236,200
Net loss                              --            --            --     (1,130,866)            --             --     (1,130,866)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE - October 31, 2004    32,157,560   $ 2,531,644   $ (412,801)    $(1,130,866)   $        --    $  (203,800)   $   784,177
                             ===========   ===========   ===========    ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.


                              CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                                     (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
                                                                               FOR THE        FOR THE
                                                                            PERIOD FROM     PERIOD FROM
                                                                            SEPTEMBER 22,  SEPTEMBER 22,
                                                                FOR THE         2003           2003
                                                               YEAR ENDED  (INCEPTION) TO  (INCEPTION) TO
                                                              OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                                  2004          2003          2004
                                                              -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(1,130,866)   $   (95,770)   $(1,226,636)
                                                              -----------    -----------    -----------
Adjustments to reconcile net loss to net
     cash used in operating activities:
Amortization of deferred consulting fees                          236,200             --        236,200
Stock issued for services                                           6,600             --          6,600
Stock options issued for services                                  10,999             --         10,999
Amortization of intangibles                                        30,000          2,500         32,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses - related party                       35,000        (35,000)            --
Increase in accounts payable                                       16,523            285         16,808
Decrease in accrued interest - related parties                    (16,931)        16,931             --
Decrease in accrued interest                                       (4,948)         4,948             --
Decrease in deferred revenue                                      (30,000)            --        (30,000)
                                                              -----------    -----------    -----------
 NET CASH USED IN OPERATING
ACTIVITIES                                                       (847,423)      (106,106)      (953,529)
                                                              -----------    -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets                                          --       (100,000)      (100,000)
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Deposits in escrow                                                300,000       (300,000)            --
Repayment of stock redemption liability                          (300,000)            --       (300,000)
Advances from related parties                                          --        300,000        300,000
Repayment of advances from related parties                             --       (300,000)      (300,000)
Proceeds from notes payable - related parties                          --        600,000        600,000
Repayment of notes payable -related parties                      (600,000)            --       (600,000)
Repayment of notes payable assumed                               (150,000)            --       (150,000)
Proceeds from issuance of common stock (net of
    stock issue costs of $203,116)                              2,056,778             --      2,056,778
Collection of stock subscription receivable                           126            100            226
                                                              -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                    $ 1,306,904    $   300,100    $ 1,607,004
                                                              -----------    -----------    -----------


                             See Notes to Consolidated Financial Statements


                              CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                                     (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS,
                                                                                              Continued
-------------------------------------------------------------------------------------------------------
                                                                               FOR THE        FOR THE
                                                                            PERIOD FROM     PERIOD FROM
                                                                            SEPTEMBER 22,  SEPTEMBER 22,
                                                                FOR THE         2003           2003
                                                               YEAR ENDED  (INCEPTION) TO  (INCEPTION) TO
                                                              OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                                  2004          2003          2004
                                                              -----------------------------------------
NET INCREASE IN CASH                                          $   459,481    $    93,994    $   553,475

CASH - Beginning of period                                         93,994             --             --
                                                              -----------    -----------    -----------
CASH - End of period                                          $   553,475    $    93,994    $   553,475
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:

    Interest                                                  $    83,974    $        --    $    83,974

  Non-cash investing and financing activities:

    In connection with the purchase of intangible assets:
      Deferred revenue assumed                                $        --    $    30,000    $    30,000
      Note payable assumed                                             --        150,000        150,000
      Common stock issued                                              --             10             10

    Common stock issued for deferred compensation             $   440,000    $        --    $   440,000

    Common stock and options issued for services              $    17,599    $        --    $    17,599

    Assumption of stock purchase liability in
      connection with reverse merger                          $        --    $   300,000    $   300,000


                            See Notes to Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY
                                  ORGANIZATION

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

Immediately prior to the consummation of the Exchange Agreement, ETMV was an inactive public shell. Pursuant to the Exchange Agreement, ETMV repurchased 20,000,000 shares of its common stock for $300,000 and accounted for them as treasury stock. The shares were cancelled and EMTV then issued 23,600,000 unregistered shares of common stock for 100% of the outstanding membership units of Cell Power LLC. Each membership unit of Cell Power LLC was exchanged for 100,000 shares of ETMV common stock. As a result of this exchange, the members of Cell Power LLC gained voting control of ETMV and, thus, the exchange was accounted for as a reverse acquisition and Cell Power LLC became a wholly-owned subsidiary of ETMV.

The accompanying financial statements set forth in this report for periods prior to the recapitalization, are the financial statements of Cell Power LLC, which have been retroactively restated to give effect to the exchange for Cell Power's common stock, no par value (the "Common Stock"). Cell Power and its subsidiary, Cell Power LLC, are collectively referred to as the "Company".

On April 29, 2004, ETMV changed its name to Cell Power Technologies, Inc.

            DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

The Company acquired certain revenue/royalty rights, product purchasing rights and exclusive sub-distribution rights, in certain markets in the western hemisphere, for "Cellboost" for a period of ten years (see Note 6). Cellboost is a compact, non-rechargeable, and disposable cellular telephone battery.A substantial amount of the Company's time and capital recourses are being devoted to developing its plan to distribute Cellboost.

In addition to developing markets under the rights described above. The Company's other development stage activities include raising capital of which company has raised approximately $2 million to date through sales of common stock (see Note 12). As a development stage enterprise, the Company is subject to all of the risks and uncertainties that an associated with starting a new business (see Note 2)

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $95,770 and $1,130,866 for the period from September 22, 2003 (inception) through October 31, 2003 and for the year ended October 31, 2004, respectively. The Company expects to incur additional losses for the foreseeable future and recognizes its need to raise additional capital in order to develop a viable business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to generate operating cash flow through the execution of its business plan and secure funding sufficient to provide for the working capital needs of the business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is currently in the process of executing its business plan. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results. The Company will need additional funding to sustain the business through October 31, 2005. The Company raised during 2004 approximately $2.2 million in gross proceeds from the private placement of its securities (See Note 12) and Management plans to continue its efforts to secure funds through the issuance of equity and/or debt instruments to fund its operations; however, there are currently no commitments in place from prospective investors and there can be no assurances that the Company will obtain the financing it needs to fund its operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Cell Power and its wholly owned subsidiary Cell Power LLC. All significant intercompany balances and transactions have been eliminated.

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

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                        INTANGIBLE ASSETS AND IMPAIRMENT

The Company acquired certain revenue/royalty rights, product purchasing rights and exclusive sub-distribution rights, in certain markets, for Cellboost. These rights have been reflected as intangible assets in the accompanying financial statements.

The intangible assets are carried at cost less accumulated amortization. Amortization is being computed on the straight-line method over the term of the agreement, which is 112 months (Note 6).

                        IMPAIRMENT OF LONG LIVED ASSETS

The Company reviews the carrying value of its intangible assets when specific events and circumstances would indicate that their carrying amounts may not be recoverable. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as the excess of the carrying amount of an intangible asset over its estimated fair value. The Company, based on its most recent evaluation, determined that its intangible assets were not impaired during the period from September 22, 2003 (inception) to October 31, 2004. There can be no assurance that future impairment tests of the intangible assets will not result in a charge to operations.

                                  INCOME TAXES

Cell Power LLC was organized as a limited liability company and has elected to be taxed as a partnership. Partnerships are taxed at the individual partner level and thus there is no provision for income taxes presented in these financial statements. Effective with the closing of the exchange agreement on November 3, 2003 (see Note 1), Cell Power LLC became a wholly-owned subsidiary of an incorporated entity. For financial statements presented for the pre-reverse acquisition periods, income taxes, if provided for, would not have been different had the Company been a taxable entity.

As an incorporated entity, the Company uses the liability method to determine its income tax expense. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry-forwards. Deferred tax expenses or benefit is recognized as a result of the changes in the assets and liabilities during the year.

Valuation allowances are established when necessary, to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

To date, the Company has generated approximately $1.1 million of losses which would amount to approximately $400,000 in deferred tax assets that are fully reserved for.
                            STOCK BASED COMPENSATION

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion("APB") No. 25, Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.

As of October 31, 2004, the Company had 500,000 stock options outstanding to its Chief Executive Officer that it granted in November 2003 at an exercise price of $0.50 per share and vest ratably over 5 years . The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended October 31, 2004

                                                       YEAR ENDED
                                                      OCTOBER 31,
                                                         2004
                                                      -----------
Net loss as reported                                  $(1,130,866)

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects                                        (9,027)
                                                      -----------
        Pro forma net loss                            $(1,139,893)
                                                      ===========
Net loss per common share, basic and diluted
        as reported                                   $     (0.04)
                                                      ===========
Pro forma net loss per common share,
        basic and diluted                             $     (0.04)
                                                      ===========

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


                    REVENUE RECOGNITION AND DEFERRED REVENUE

The Company generates revenue from two specific sources; (a) royalties on the sale of individual Cellboost units generated by other entities in certain markets; and (b) Cellboost product sales generated by the Company. Revenues generated from either royalty rights or Company product sales are recognized when the product is shipped and collectibility is probable. For the period from November 1, 2003 to October 31, 2004, the Company generated revenue of $31,250 from Cellboost product sales and $95,044 from royalties of Cellboost units.

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of current assets and current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

                               NET LOSS PER SHARE


Basic loss per share is computed by dividing net loss applicable to common shares by the number of weighted-average of common shares outstanding during the period. Common stock equivalents, have been excluded from the weighted-average shares for the years ended 2004 and 2003, as inclusion is antidilutive. Potentially dilutive securities at October 31, 2004 include an aggregate of 4,190,016 stock options and common stock purchase warrants. There were no dilutive securities outstanding during the period of September 22, 2003 (inception) through October 31, 2003.

                   CELL POWER TECHNOLOGIES, INC.AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

                   CELL POWER TECHNOLOGIES, INC.AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash.

The Company's cash is maintained at one financial institution, and from time to time the account balance at this financial institution may exceed the amount of insurance provided on such accounts. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

NOTE 5 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company's revenue was generated entirely from the royalties received from ESI (see Note 6) and the sale of units to one customer in South America. The Company's purchases are from one supplier.

NOTE 6 - ACQUISITION OF INTANGIBLE ASSETS

In October 2003, Cell Power Technologies LLC, our wholly owned subsidiary, prior to entering into the Share Exchange Agreement with our company, entered into an asset purchase agreement with Global Link Technologies, Inc. ("GBLK") wherein Cell Power LLC purchased Global Link's royalty rights with respect to sales in North and Central America, Mexico, the Caribbean and Israel entitling our company to receive royalties on the net number of units sold by E & S in those territories. These rights entitle the Company to the payment of royalties on the net number of units sold by ESI in the defined territories. The royalty payments are based on volume, type of sale and territory where such units are sold. The Company is also required to remit royalties to GBLK through 2005, based on units sold, and to ESI, based on gross profit on units sold by the Company as an exclusive sub-distributor, in Latin and South America. The royalty fees due GBLK can be paid, at the Company's sole discretion, either in the form of cash or, shares of the Company's common stock with a market value equal to the amount of the obligation. The Company pledged the intangible assets and rights to receive royalty payments for certain promissory notes (see Notes 7 and 8) that it repaid in July 2004.

The Company acquired these rights for $280,010, which was comprised of $100,000 in cash, the assumption of $30,000 in advanced royalties received by GBLK from ESI, the assumption of a $150,000 promissory note payable (see Note 8) and 10 membership units in the Company valued at $10. The aforementioned membership units were exchanged for 1 million shares of the Company's common stock at the time of the Exchange Agreement between Cell Power and Cell Power LLC.

In December 2003, Cell Power Technologies LLC entered into an amended and restated amendment agreement with Global Link (the "Global Link Agreement") for exclusive sub-distribution rights in Latin and South America, comprised of Global Link's rights under the license agreement as they relate to the sale and distribution of the Cellboost product in Latin and/or South America (which is defined as those countries and territories south of Mexico and north of Tierra Del Fuego). Pursuant to this agreement, The Company is required to remit royalties to Global Link through 2005, based on units sold, and to E & S, equal to 50% of gross profit on units sold by us as an exclusive sub-distributor. The royalty fees due Global Link can be paid, at the Company's discretion, either in the form of cash or unregistered shares of common stock with a market value equal to the amount of the obligation. These rights expire in February 2013.

ESI is the exclusive licensee for Cellboost worldwide. ESI must meet certain financial commitments and/or performance targets, on an annual basis, in order to maintain the exclusive worldwide license for Cellboost. If the agreement that granted ESI its exclusive worldwide license were to be terminated, the rights the Company acquired from GLBK would also be terminated. The termination of these rights will have a material adverse impact on the Company's current and future financial position and results of operations.

Subsequent to October 31, 2004, the Company received a series of communications from Global Link with respect to certain alleged rights and obligations of the parties to this agreement (see Note 13).

                   CELL POWER TECHNOLOGIES, INC.AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITION OF INTANGIBLE ASSETS, CONTINUED

As of October 31, 2004, intangible assets consist of the following:



                                                              ESTIMATED
                                           AMOUNT            USEFUL LIFE
                                          --------           -----------
Royalty and distribution rights           $280,010             10 years
Less:  accumulated amortization            (32,500)
                                          --------
          Intangible Assets, Net          $247,510
                                          ========



Amortization expense for the period from September 22, 2003 (inception) through October 31, 2003 and for year ended October 31, 2004 amounted to $2,500 and $30,000, respectively.

Amortization expense for the intangible assets for the succeeding five years and thereafter is as follows:


YEAR ENDING
OCTOBER 31,                           AMOUNT
-----------                          --------
    2005                             $ 30,000
    2006                               30,000
    2007                               30,000
    2008                               30,000
    2009                               30,000
 Thereafter                            97,510
                                     --------
   Total                             $247,510
                                     ========


NOTE 7 - NOTES PAYABLE - RELATED PARTIES

On September 23, 2003, the Company issued a $400,000 unsecured promissory note to a member of the Company, prior to the Exchange Agreement. The note bore interest at 8% to maturity and had an original maturity date of November 30, 2003. The maturity date of the note was extended to May 15, 2004. The note and related accrued interest (including approximately $6,000 of additional interest in consideration of extending the maturity date of the note) were paid in full in July 2004.

On October 20, 2003, the Company issued a $200,000 secured promissory note to another member of the Company. The note bore interest at 10% per annum and had an original maturity date of March 1, 2004. The maturity date of the note was extended to May 15, 2004. The note and related accrued interest were paid in full in July, 2004.

                   CELL POWER TECHNOLOGIES, INC.AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - NOTE PAYABLE

In connection with the purchase of the intangible assets described in Note 6, the Company assumed a $150,000 secured promissory note originally issued by GBLK on May 12, 2003. The note bore interest at 7% per annum and matured on May 8, 2004. Receivables related to the intangible assets, as described in Note 6, secured this note. The note and accrued interest (including approximately $9,000 of additional interest in consideration of extending the maturity date of the note) were paid in full in July 2004.

NOTE 9 - RELATED PARTY TRANSACTIONS

                                    ADVANCES

For the period from September 22, 2003 (inception) to October 31, 2003, the Company received and repaid non-interest bearing advances from members of the Company or affiliates of members of the Company, prior to the Exchange Agreement, amounting to $300,000.

                                NOTE OBLIGATIONS

In July 2004, the Company repaid $600,000 in principal plus accrued interest on notes payable to certain members (see Note 7).

                              CONSULTING AGREEMENT

A consulting firm providing substantial services to the Company that was disclosed as a related party in 2003 is no longer deemed to be a related party (see Note 11).


NOTE 10 - STOCKHOLDER'S EQUITY

In March 2004, the Company issued 250,000 shares of common stock for $50,000. Between June and October 2004, the Company issued 2,946,560 shares of common stock and related stock warrants for gross proceeds of $2,209,920 ($2,007,000 net of offering expenses) (see Note 12).

                   CELL POWER TECHNOLOGIES, INC.AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS

                         CONSULTING SERVICES CONTRACTS

In October 2003, the Company entered into a consulting services contract with an entity that was considered to be a related party prior to the Exchange Agreement. The original terms of the agreement required monthly payments of $35,000 for five years. The Company incurred $35,000 and $420,000 of consulting fees under this contract during the period from September 22, 2003 (inception) through October 31, 2003 and for the year ended October 31, 2004, respectively.

In December 2004, the Company amended the consulting services contract to reduce the required monthly payments to $17,500 commencing January 2005 (see Note 13), Scheduled future minimum payments under the amended consulting services contract are as follows:

  FOR THE
YEAR ENDING
OCTOBER 31,                         AMOUNT
-----------                       ----------
   2005                             $245,000
   2006                              210,000
   2007                              210,000
   2008                              192,500
                                   ---------
   Total                            $857,500
                                   =========

In January 2004, the Company entered into a consulting contract for operational and financial services. The contract provides for monthly payments of $5,000 for six months and an option to purchase common stock of the Company. The option, which expires January 2014, provides for the purchase of 514,000 shares of the Company's common stock at an exercise price of $0.75 per share. The fair value of the options, which amounted to $10,999, was recorded as a consulting fee in the accompanying consolidated statement of operations for the year ended October 31, 2004. In December 2004, the Company and the consultant entered into an amendment to the consulting agreement pursuant to which beginning January 1, 2005 and continuing on a month-to-month basis the consultant will receive monthly payments of $3,000 (see Note 13).

In February 2004, the Company entered into two one-year consulting agreements each in exchange for 1.5 million shares of the Company's common stock. The aggregate fair value of the common stock issued to these consultants amounted to $300,000 and is being amortized over the term of the agreements. Amortization for the year ended October 31, 2004 amounted to $225,000 and is included in consulting fees in the accompanying consolidated statement of operations for the year ended October 31, 2004.

In September 2004, the Company entered into a one-year consulting agreement in exchange for a one-time fee of $35,000 and 250,000 shares of the Company's common stock. The fair value of the common stock issued to the consultant amounted to $140,000 and is being amortized over the term of the agreement. Amortization for the year ended October 31, 2004 amounted to $11,200 and is included in consulting fees in the accompanying consolidated statement of operations for the year ended October 31, 2004. In addition, under certain conditions the consultant is entitled to additional fees.

In October 2004, the Company entered into an agreement with a consultant in exchange for $9,000 and 11,000 shares of the Company's common stock. The fair value of the common stock issued amounted to $6,600 and is included in consulting fees in the accompanying consolidated statement of operations for the year ended October 31, 2004. In addition, under certain conditions the consultant is entitled to additional fees.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              EMPLOYMENT AGREEMENT

The Company entered into a three-year employment agreement, effective November 1, 2003, with its Chief Executive Officer and President. The agreement provides for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of the Company's common stock, pursuant to terms in the Agreement. Compensation expense under this agreement for the year ended October 31, 2004 amounted to $119,160, and is included in payroll and related taxes in the accompanying consolidated statement of operations for the year ended October 31, 2004.

In December 2004, the Company and its Chief Executive Officer entered into an amendment to the employment agreement pursuant to which beginning January 1, 2005 and continuing through the term of the Agreement, the Chief Executive Officer is not entitled to a salary (see Note 13).

NOTE 12 - PRIVATE PLACEMENT

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

From May 2004 through September 2004, the Company raised aggregate gross proceeds of approximately $2,210,000 ($2,007,000 net after offering expenses) from the sale of 92.08 units of these securities. In connection with the Private Placement, the Company issued to three placement agents five-year warrants to purchase up to 299,456 shares of the Company's Common Stock at a per share exercise price of $1.25 on the same terms as the Warrants issued to the investors in the Private Placement.

In connection with the Private Placement, the Company issued to three placement agents five-year warrants to purchase up to 229,456 shares of the Company's Common Stock at a per share exercise price of $1.25 and otherwise on the same terms and conditions as the Warrants issued to the investors in the Private Placement.

NOTE 13 - SUBSEQUENT EVENTS

As described in Note 11, in December 2004, the Company amended the consulting services contracts it entered into in October 2003 and January 2004 to reduce the amount of compensation payments made to these consultants. The Company also amended the Employment Agreement with its Chief Executive Officer which suspended all future payments due under the original agreement.

In January 2005, the Company received a letter from or on behalf of GBLK together with a document titled First Amendment to the Amended and Restated Asset Purchase Agreement (the "First Amendment"). The First Amendment, which the Company believes was inappropriately obtained by GBLK and, as a result, is not valid, provides that the royalty fees payable to GBLK are payable in perpetuity. The Company does not believe that the First Amendment is enforceable and intends to vigorously defend against any claim GBLK may initiate regarding the payment of royalties after 2005. GBLK has also communicated to the Company that it may have retained certain rights under the Amended Agreement with respect to Latin and South America and that through certain of Company's actions or inactions the Company may be in breach of such agreement. The Company believes that GBLK's contentions are without merit. GBLK has not initiated any formal claims to date with respect to these assertions however; the Company cannot guarantee that it would be successful in its defense against any claims GBLK may initiate with respect to these contentions.