Form 10QSB
period 2005-01-31
Cell Power Technologies Inc
filed 2005-03-17
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended January 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of March 17, 2005, the small business issuer had outstanding 32,157,560 shares of common stock.

Transitional Small Business disclosure format (check one) Yes |_| No |X|

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

                                                                     Page Number

Forward Looking Statements                                                   (i)

Item 1 - Financial Statements (unaudted)

   Condensed Consolidated Balance Sheet at January 31, 2005                  1-2

   Condensed Consolidated Statements of Operations for the three months ended January 31, 2005 and 2004 and for the period from
September 23, 2003 (inception) to January 31, 2005                             3

   Condensed Consolidated Statements of Changes in Stockholders'
(Deficiency)/Equity for the three months ended January 31, 2005 and
for the period from September 23, 2003 (inception) to January 31, 2005         4

   Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2005 and 2004 and for the period from
September 23, 2003 (inception) to January 31, 2005                           5-6

   Notes to the Condensed Consolidated Financial Statements                    7

Item 2 - Plan of Operation                                                    11

Item 3 - Controls and Procedures                                              15

                      PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                    16

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 3 - Defaults upon Senior Securities                                      16

Item 4 - Submission of Matters to a Vote of Security Holders                  17

Item 5 - Other Information                                                    17

Item 6 - Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

                           FORWARD LOOKING STATEMENTS

The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although Cell Power believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither Cell Power nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Cell Power is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.


                                       (i)

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                January 31, 2005

                                     ASSETS
CURRENT ASSETS

Cash                                                                    $343,538
Accounts receivable                                                       23,700
                                                                        --------

TOTAL CURRENT ASSETS                                                     367,238


INTANGIBLE ASSETS, net of accumulated amortization
  of $40,000                                                             240,010
                                                                        --------

TOTAL ASSETS                                                            $607,248
                                                                        ========


      See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                January 31, 2005

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                                    $    33,625
Accrued royalties payable                                                 1,250
                                                                    -----------

TOTAL CURRENT LIABILITIES                                                34,875
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, no par value, 100,000,000 shares authorized;
32,157,560 shares issued and outstanding                              2,531,644
Paid-in capital deficiency                                             (412,801)
Deficit accumulated during the development stage                     (1,453,137)
Deferred consulting fees                                                (93,333)
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY                                              572,373
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                              $   607,248
                                                                    ===========


      See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

====================================================================================================================================
                                                                                                                        For the
                                                                                                                      Period from
                                                                                                                     September 22,
                                                                       For the Three           For the Three        2003 (Inception)
                                                                        Months Ended            Months Ended         (Inception) to
                                                                         January 31,             January 31,           January 31,
                                                                            2005                    2004                 2005
                                                                         ------------           -----------------------------------
REVENUE
Product sales                                                            $       --             $       --             $     31,250
Royalties                                                                      23,700                 42,409                118,744
                                                                         ------------           ------------           ------------
TOTAL REVENUE                                                                  23,700                 42,409                149,994
                                                                         ------------           ------------           ------------

COST OF GOODS SOLD

Product costs                                                                   1,400                   --                   17,979
Amortization of intangibles                                                     7,500                  7,500                 40,000
                                                                         ------------           ------------           ------------
TOTAL COST OF GOODS SOLD                                                        8,900                  7,500                 57,979
                                                                         ------------           ------------           ------------
GROSS PROFIT                                                                   14,800                 34,909                 92,015
                                                                         ------------           ------------           ------------

OPERATING EXPENSES

Consulting fees                                                               101,500                140,000                712,250
Stock based compensation to consultants                                       110,467                   --                  364,266
Professional fees                                                              76,764                   --                  237,130
Officer's salary                                                               20,000                 33,681                139,160
Marketing and other                                                            29,030                    733                104,832
                                                                         ------------           ------------           ------------

TOTAL OPERATING EXPENSES                                                      337,761                174,414              1,557,638
                                                                         ------------           ------------           ------------

OPERATING LOSS                                                               (322,961)              (139,505)            (1,465,623)
                                                                         ------------           ------------           ------------

OTHER EXPENSES (INCOME)

Interest expense - related parties                                               --                   25,063                 62,974
Interest expense                                                                 --                    2,618                 21,000
Interest income                                                                  (690)                  --                     (690)
                                                                         ------------           ------------           ------------

TOTAL OTHER EXPENSES (INCOME)                                                    (690)                27,681                 83,284
                                                                         ------------           ------------           ------------

NET LOSS                                                                 $   (322,271)          $   (167,186)          $ (1,548,907)
                                                                         ============           ============           ============

Basic and diluted net loss per common share                              $      (0.01)          $      (0.01)
                                                                         ============           ============

Weighed-average common shares outstanding                                  32,157,560             24,846,565
                                                                         ============           ============



           See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED STATEMENTS OF
                  CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
         Period from September 22, 2003 (Inception) to January 31, 2005

------------------------------------------------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                                                         Accumulated
                                                                 Common Stock             Paid-in          During the
                                                         ----------------------------      Capital        Development
                                                            Shares         Amount        Deficiency          Stage
                                                         ---------------------------------------------------------------
BALANCE - September 22, 2003 (Inception)                         --     $        --     $        --      $        --
  Issuance of common stock at inception
    for $.00001  per share                               22,600,000             226              --               --
  Issuance of common stock in connection
    with purchase of intangible assets at
    October 3, 2003 for $.00001 per share                 1,000,000              10              --               --
  Collection of stock subscription
    receivable on October 24, 2003                               --              --              --               --
  Net loss                                                       --              --              --          (95,770)
                                                         ----------     -----------     -----------      -----------
BALANCE - October 31, 2003                               23,600,000             236              --          (95,770)
  Effects of reverse merger at November 3, 2003:
    Capitalization of LLC's accumulated deficit at
      time of recapitalization                                   --              --         (95,770)          95,770
    Equity of e-The Movie Networks, Inc. at time of
      recapitalization                                    2,100,000          28,030        (328,030)              --
  Stock options issued to consultant for services
    on January 22, 2004                                          --              --          10,999               --
  Issuance of common stock to consultants
    for services on February 12, 2004                     3,000,000         300,000              --               --
  Issuance of common stock for $.20 per share
    on March 10, 2004                                       250,000          50,000              --               --
  Collection of stock subscription
    receivable on March 15, 2004                                 --              --              --               --
  Issuance of common stock for $.75 per share
    and warrants on June 11, 2004, net of
    issuance costs of $26,600                               864,000         621,400              --               --
  Issuance of common stock for $.75 per share
    and warrants on July 30, 2004, net of
    issuance costs of $98,292                             1,090,560         719,602              --               --
  Issuance of common stock for $.75 per share
    and warrants on September 1, 2004, net of
    issuance costs of $51,600                               672,000         452,400              --               --
  Issuance of common stock to consultants
    for services on September 24, 2004                      250,000         140,000              --               --
  Issuance of common stock for $.75 per share
    and warrants on October 6, 2004, net of
    issuance costs of $26,624                               320,000         213,376              --               --
  Issuance of common stock to consultants
    for services on October 20, 2004                         11,000           6,600              --               --
  Amortization of deferred consulting fees                       --              --              --               --
  Net loss                                                       --              --              --       (1,130,866)
                                                         ----------     -----------     -----------      -----------
BALANCE - October 31, 2004                               32,157,560       2,531,644        (412,801)      (1,130,866)
  Amortization of deferred consulting fees                       --              --              --               --
  Net loss                                                       --              --              --         (322,271)
                                                         ----------     -----------     -----------      -----------
BALANCE - January 31, 2005 (UNAUDITED)                   32,157,560     $ 2,531,644     $  (412,801)     $(1,453,137)
                                                         ==========     ===========     ===========      ===========
---------------------------------------------------------------------------------------------------------
                                                              Stock          Deferred
                                                           Subscription     Consulting
                                                            Receivable         Fees            Total
                                                         ------------------------------------------------
BALANCE - September 22, 2003 (Inception)                 $        --      $        --      $        --
  Issuance of common stock at inception
    for $.00001  per share                                      (226)              --               --
  Issuance of common stock in connection
    with purchase of intangible assets at
    October 3, 2003 for $.00001 per share                         --               --               10
  Collection of stock subscription
    receivable on October 24, 2003                               100               --              100
  Net loss                                                        --               --          (95,770)
                                                         -----------      -----------      -----------
BALANCE - October 31, 2003                                      (126)              --          (95,660)
  Effects of reverse merger at November 3, 2003:
    Capitalization of LLC's accumulated deficit at
      time of recapitalization                                    --               --               --
    Equity of e-The Movie Networks, Inc. at time of
      recapitalization                                            --               --         (300,000)
  Stock options issued to consultant for services
    on January 22, 2004                                           --               --           10,999
  Issuance of common stock to consultants
    for services on February 12, 2004                             --         (300,000)              --
  Issuance of common stock for $.20 per share
    on March 10, 2004                                             --               --           50,000
  Collection of stock subscription
    receivable on March 15, 2004                                 126               --              126
  Issuance of common stock for $.75 per share
    and warrants on June 11, 2004, net of
    issuance costs of $26,600                                     --               --          621,400
  Issuance of common stock for $.75 per share
    and warrants on July 30, 2004, net of
    issuance costs of $98,292                                     --               --          719,602
  Issuance of common stock for $.75 per share
    and warrants on September 1, 2004, net of
    issuance costs of $51,600                                     --               --          452,400
  Issuance of common stock to consultants
    for services on September 24, 2004                            --         (140,000)              --
  Issuance of common stock for $.75 per share
    and warrants on October 6, 2004, net of
    issuance costs of $26,624                                     --               --          213,376
  Issuance of common stock to consultants
    for services on October 20, 2004                              --               --            6,600
  Amortization of deferred consulting fees                        --          236,200          236,200
  Net loss                                                        --               --       (1,130,866)
                                                         -----------      -----------      -----------
BALANCE - October 31, 2004                                        --         (203,800)         784,177
  Amortization of deferred consulting fees                        --          110,467          110,467
  Net loss                                                        --               --         (322,271)
                                                         -----------      -----------      -----------
BALANCE - January 31, 2005 (UNAUDITED)                   $        --      $   (93,333)     $   572,373
                                                         ===========      ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         For the
                                                                                                                       Period from
                                                                                                                      September 22,
                                                                              For the Three      For the Three      2003 (Inception)
                                                                              Months Ended        Months Ended        (Inception) to
                                                                              January 31,          January 31,          January 31,
                                                                                 2005                 2004                 2005
                                                                              -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $  (322,271)         $  (167,186)         $(1,548,907)
                                                                              -----------          -----------          -----------
    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Amortization of deferred consulting fees                                    110,467                   --              346,667
      Stock issued for services                                                        --                   --                6,600
      Stock options issued for services                                                --                   --               10,999
      Amortization of intangibles                                                   7,500                7,500               40,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                             (23,700)                  --              (23,700)
      Decrease in prepaid expenses - related party                                     --               27,500                   --
      Increase in accounts payable                                                 16,817               35,000               33,625
      Increase in accrued royalties payable                                         1,250                   --                1,250
      Increase in accrued payroll                                                      --               11,167                   --
      Increase in accrued interest - related parties                                   --               25,064                   --
      Increase in accrued interest                                                     --                2,618                   --
      Decrease in deferred revenue                                                     --              (30,000)             (30,000)
                                                                              -----------          -----------          -----------
          NET CASH USED IN OPERATING
             ACTIVITIES                                                          (209,937)             (88,337)          (1,163,466)
                                                                              -----------          -----------          -----------
CASH FLOWS USED IN INVESTING ACTIVITIES

  Purchase of intangible assets                                                        --                   --             (100,000)
                                                                              -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of stock purchase liability                                               --                   --             (300,000)
  Advances from related parties                                                        --                   --              300,000
  Repayment of advances from related parties                                           --                   --             (300,000)
  Proceeds from notes payable - related parties                                        --                   --              600,000
  Repayment of notes payable -related parties                                          --                   --             (600,000)
  Repayment of notes payable assumed                                                   --                   --             (150,000)
  Proceeds from issuance of common stock (net of
    stock issue costs of $203,116)                                                     --                   --            2,056,778
  Collection of stock subscription receivable                                          --                   --                  226
                                                                              -----------          -----------          -----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                                       $        --          $        --          $ 1,607,004
                                                                              -----------          -----------          -----------




            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                           Continued
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         For the
                                                                                                                       Period from
                                                                                                                      September 22,
                                                                              For the Three      For the Three      2003 (Inception)
                                                                              Months Ended        Months Ended        (Inception) to
                                                                              January 31,          January 31,          January 31,
                                                                                 2005                 2004                 2005
                                                                              -----------          -----------          -----------


          NET (DECREASE) INCREASE IN CASH                                     $  (209,937)         $   (88,337)         $   343,538

CASH - Beginning of period                                                        553,475               93,994                   --
                                                                              -----------          -----------          -----------

CASH - End of period                                                          $   343,538          $     5,657          $   343,538
                                                                              ===========          ===========          ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:

    Interest                                                                  $        --          $        --          $    83,975
    Taxes                                                                           1,700                                     1,700

Non-cash investing and financing activities:

    In connection with the purchase of intangible assets:

      Deferred revenue assumed                                                $        --          $        --          $    30,000
      Note payable assumed                                                             --                   --              150,000
      Common stock issued                                                              --                   --                   10

Common stock issued for deferred compensation                                 $        --          $        --          $   440,000

Common stock and options issued for services                                  $        --          $        --          $    17,599

Assumption of stock purchase liability in
  connection with reverse merger                                              $        --          $        --          $   300,000

            See Notes to Condensed Consolidated Financial Statements.

NOTE 1 -  THE COMPANY

                                  ORGANIZATION

Pursuant to the terms and conditions of an exchange agreement effective November 3, 2003 (the "Exchange Agreement"), e-The Movie Network, Inc. ("ETMV"), now known as Cell Power Technologies, Inc. ("Cell Power" or the "Company"), a Florida Corporation, acquired all the outstanding membership interests of Cell Power Technologies LLC ("Cell Power LLC"), a Delaware limited liability company engaged in the marketing and distribution of portable cell phone batteries.

Immediately prior to the consummation of the Exchange Agreement, ETMV was an inactive public shell. Pursuant to the Exchange Agreement, ETMV repurchased 20,000,000 shares of its common stock for $300,000, which it accounted for as a treasury stock transaction. ETMV subsequently cancelled the shares and then issued 23,600,000 of its unregistered shares of common stock for 100% of the outstanding membership units of Cell Power LLC. Each membership unit of Cell Power LLC was exchanged for 100,000 shares of ETMV common stock. As a result of this exchange, the members of Cell Power LLC gained voting control of ETMV and, thus, the exchange was accounted for as a reverse acquisition and Cell Power LLC became a wholly-owned subsidiary of ETMV.

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

On April 29, 2004, ETMV changed its name to Cell Power Technologies, Inc.

            DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

The Company acquired certain revenue/royalty rights, product purchasing rights and exclusive sub-distribution rights, in certain markets in the western hemisphere, for "Cellboost" for a period of ten years. Cellboost is a compact, non-rechargeable, and disposable cellular telephone battery. A substantial amount of the Company's time and capital recourses are being devoted to developing its plan to distribute Cellboost.

In addition to developing markets under the rights described above. The Company's other development stage activities include raising capital of which company has raised approximately $2 million to date through sales of common stock. As a development stage enterprise, the Company is subject to all of the risks and uncertainties that are associated with starting a new business (See
Note 2).

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $1,548,907 since its inception, has working capital of $332,363 and stockholders' equity of $572,373 and has entered into consulting and other contractual commitments. The Company has limited capital resources and will require additional funding in order to sustain its operations, market its products and execute its overall business plan. The Company expects to incur additional losses in the foreseeable future. There is no assurance that the Company will generate revenue or raise the funds that it needs to maintain its operation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue to operate as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or secure funding sufficient to provide for the working capital needs of the business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is currently in the process of executing its business plan. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results. The Company raised during 2004 approximately $2.2 million in gross proceeds from the private placement of its securities and management plans to continue its efforts to secure funds through the issuance of equity and/or debt instruments to fund its operations. However, there are currently no commitments in place from prospective investors and there can be no assurances that the Company will obtain the financing it needs to fund its operations.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at January 31, 2005, and its results of operations and cash flows for the three months ended January 31, 2005 not misleading. Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005.

                           PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Cell Power and its wholly owned subsidiary Cell Power LLC. All significant intercompany balances and transactions have been eliminated.

                               REVENUE RECOGNITION

The Company generates revenue from two specific sources; (a) royalties on the sale of individual Cellboost units generated by other entities in certain markets; and (b) Cellboost product sales generated by the Company. Revenues generated from either royalty rights or Company product sales are recognized when the product is shipped and collectibility is probable. Revenues from royalties of Cellboost units were $23,700 and $42,409 for the three months ended January 31, 2005 and 2004, respectively. The Company did not generate revenues from the distribution of the product during the three months ended January 31, 2005 and 2004.

                             EMPLOYEE STOCK OPTIONS

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended January 31, 2005 and 2004

                                                        Three Months Ended,
                                                             January 31,
                                                        2005             2004
                                                      ---------       ---------
Net loss as reported                                  $(322,271)      $(167,186)

Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                        (2,257)         (2,346)
                                                      ---------       ---------

Pro forma net loss                                    $(324,528)      $(169,532)
                                                      =========       =========
Net loss per share, basic and diluted
      as reported                                     $   (0.01)      $   (0.01)
                                                      =========       =========
Pro forma net loss per share,
            basic and diluted                         $   (0.01)      $   (0.01)
                                                      =========       =========

NOTE 4 - LOSS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common shares by the number of weighted-average common shares outstanding during the period. Common stock equivalents, have been excluded from the weighted-average shares for the three months ended January 31, 2005 and 2004, respectively, as their inclusion would be antidilutive. Potentially dilutive securities include an aggregate of 4,190,016 and 1,014,000, stock options and warrants for the purchase of common stock at January 31, 2005 and 2004, respectively.

NOTE 5 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company's revenue was generated entirely from the royalties received from ESI and the sale of units to one customer in South America.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                          CONSULTING SERVICES CONTRACTS

In October 2003, the Company entered into a management services agreement with an entity that was considered to be a related party prior to the Exchange Agreement. The original terms of the agreement provided that the Company receive general business and management services for monthly payments of $35,000 for five years. In December 2004, the Company and the consultant amended the agreement to reduce the required monthly payments to $17,500 commencing January 2005. The Company incurred $87,500 and $105,000 of fees under this contract during the three months ended January 31, 2005 and 2004, respectively.

In January 2004, the Company entered into a separate consulting services agreement for corporate finance advisory and business development services. The contract provides for monthly payments of $5,000 for six months and an option to purchase common stock of the Company. The option, which expires January 2014, provides for the purchase of 514,000 shares of the Company's common stock at an exercise price of $0.75 per share and has a fair value of $10,999. In December 2004, the Company and the consultant entered into an amendment to the consulting agreement pursuant to which beginning January 1, 2005 and continuing on a month-to-month basis the consultant will receive monthly payments of $3,000. The Company incurred $8,000 of fees under this contract during the three months ended January 31, 2005.

                              EMPLOYMENT AGREEMENT

The Company entered into a three-year employment agreement, effective November 1, 2003, with its Chief Executive Officer and President. The agreement provides for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of the Company's common stock, pursuant to terms in the Agreement. In December 2004, the Company and its Chief Executive Officer entered into an amendment to the employment agreement pursuant to which beginning January 1, 2005 and continuing through the term of the Agreement, the Chief Executive Officer is not entitled to a salary. Compensation expense under this agreement amounted to $20,000 and $33,681 for the three months ended January 31, 2005 and 2004, respectively and is presented as officer's salary in the accompanying condensed consolidated statement of operations.

                  AGREEMENT WITH GLOBAL LINK TECHNOLOGIES, INC.

In January 2005, the Company received a letter from or on behalf of Global Link Technologies, Inc. ("GBLK") together with a document titled First Amendment to the Amended and Restated Asset Purchase Agreement (the "First Amendment"). The First Amendment, which the Company believes was inappropriately obtained by GBLK and, as a result, is not valid, provides that the royalty fees payable to GBLK are payable in perpetuity. The Company does not believe that the First Amendment is enforceable and intends to vigorously defend against any claim GBLK may initiate regarding the payment of royalties after 2005. GBLK has also communicated to the Company that it may have retained certain rights under the Amended Agreement with respect to Latin and South America and that through certain of Company's actions or inactions the Company may be in breach of such agreement. The Company believes that GBLK's contentions are without merit. GBLK has not initiated any formal claims to date with respect to these assertions however; the Company cannot guarantee that it would be successful in its defense against any claims GBLK may initiate with respect to these contentions.

ITEM 2. PLAN OF OPERATION

The following analysis of the financial condition of the Company should be read in conjunction with the condensed consolidated financial statements included elsewhere herein. All statements in this Form 10-QSB related to Cell Power Technologies, Inc. and Subsidiaries ongoing financial operations and expected future results constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements.

OVERVIEW AND HISTORY

Pursuant to an exclusive license agreement entered into between the patent holder of the "Cellboost" battery and an exclusive distributor and a sub-license agreement entered into between such exclusive distributor and a succeeding sub-licensee with whom Cell Power Technologies, Inc. (the "Company" or "we") entered into acquisition and license agreements, we currently hold royalty rights on all sales of Cellboost units in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. In addition, we have exclusive sub-distribution rights of Cellboost in Latin and South America, which is defined as all countries south of Mexico and north of Tierra Del Fuego, Argentina.

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

CELLBOOST PRODUCT

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

OUR RIGHTS TO CELLBOOST PRODUCT

In February 2003, E & S International Enterprises, Inc. ("E & S"), a California-based electronics distributor, entered into a worldwide exclusive license agreement, as subsequently amended, with Jumpit for the distribution of the Cellboost battery. E & S subsequently trademarked the name Cellboost. Under the license agreement, E & S must meet certain performance targets on an annual basis in order to maintain exclusive distribution rights in its agreement with Jumpit. The license continues through February 2013, and contains a provision in which six months prior to its scheduled expiration date of the license, the parties can agree to consider, in good faith, the basis for an extension of the agreement.

In February 2003, E & S entered into an agreement with Global Link Technologies, Inc. ("Global Link"), pursuant to which E & S agreed to pay Global Link a royalty for all sales in the territories below of the Cellboost units in consideration of Global Link's termination of an agreement that it then had with Jumpit. Under such agreement, E & S is required to pay Global Link the following royalties:

      * $.10 on net sales made to retailers in the United States, Mexico, Canada and Israel;

      * $.05 on net sales made to distributors in the United States, Mexico, Canada and Israel; and

      * $.075 on all pre-approved net sales made by E & S in South America, which is defined as south of Mexico and north of Tierra Del Fuego, Argentina including the Caribbean but not Puerto Rico or the U.S. Virgin Islands).

 E & S also granted Global Link the right to serve as exclusive sub-distributor in Latin America and as a distributor for the United States, Mexico and Canada. Sales by E & S in Latin America must be pre-approved by Global Link. Global Link's license agreement expires in February 2013, subject to any extension in the original license agreement between E & S and Jumpit.

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

In January 2005, we received a letter from or on behalf of Global Link together with a document titled First Amendment to the Amended and Restated Asset Purchase Agreement (the "First Amendment"). The First Amendment, which we believe was inappropriately obtained by GBLK and, as a result, is not valid, provides that the royalty fees payable to GBLK are payable in perpetuity. We do not believe that the First Amendment is enforceable and intends to vigorously defend against any claim GBLK may initiate regarding the payment of royalties after 2005. GBLK has also communicated to us that it may have retained certain rights under the Amended Agreement with respect to Latin and South America and that through certain of our actions or inactions the Company may be in breach of such agreement. We believe that GBLK's contentions are without merit. GBLK has not initiated any formal claims to date with respect to these assertions however; the Company cannot guarantee that it would be successful in its defense against any claims GBLK may initiate with respect to these contentions.

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

We do not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes.

Intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the ten-year estimated useful life of the assets.

We review the carrying value of our intangible assets to determine whether impairment may exist. We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value.

FINANCIAL CONDITION

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of January 31, 2005, we had an accumulated deficit of $1,453,137. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

REVENUES. We currently generate revenues from the collection of royalties payable to us based on the net number of Cellboost units sold by E & S in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. These royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to us with respect to sales by E & S to retailers and distributors are $0.10 and $0.05, respectively. Revenues from royalties were $23,700 and $42,409 for the three months ended January 31, 2005 and 2004, respectively. We did not generate revenues from our distribution of the product during the three months ended January 31, 2005 and 2004.

Our plan is to accelerate the development of new markets for Celboost in Latin and South America. We expect to incur significant additional expenditures in implementing our marketing plan and will likely generate operating losses for the foreseeable future. There can be no assurance that we be profitable now or at any time in the foreseeable future.

OPERATING EXPENSES. Our operating expenses for the three months ended January 31, 2005 and 2004 amounted to $337,761 and $174,414 and were principally comprised of consulting and professional fees. Commencing January 2005, our payments under the contract with Superior Associates has been reduced by 50% and our Chief Executive Officer and President is no longer receiving (nor entitled to) a salary.

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

As of January 31, 2005, our existing cash resources were approximately $343,000. We need to raise additional funds as we believe our existing cash resources will be sufficient to maintain operations through the third fiscal quarter of 2005.

Net cash used in operating activities during the three months ended January 31, 2005 was $209,937 and is primarily attributable to consulting, professional and marketing fees.

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

Our continuation as a going concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended October 31, 2004 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

In addition, any future capital raise by our company is likely to result in substantial dilution to existing stockholders.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including Cell Power's Chief Executive Officer (and Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer (and Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, and the matter identified by our independent registered public accounting firm described below, our Chief Executive Officer (and Principal Financial and Accounting Officer) has identified a significant deficiency in the Company's internal controls over financial reporting that is considered to be a material weakness.

During the quarter ended January 31, 2005, Marcum & Kliegman LLP, our independent registered public accounting firm, reported to our sole director and chief executive officer that it had identified a material weakness in our internal controls over financial reporting under standards established by the Public Company Accounting Oversight Board. The material weakness relates to our ability to record royalty revenue, the data for which we obtain from an outside party in reports that are furnished to us on a calendar quarterly basis, which does not coincide with our fiscal quarters. This requires us to estimate revenue for the final month of each fiscal quarter. We are currently evaluating specific steps that need be to taken in order to remediate this deficiency.

We have discussed the aforementioned material weakness in detail with our independent registered public accounting firm. We are committed to addressing and resolving this matter by instituting procedures and devoting the resources we need to ensure that our revenue is recorded accurately and on a timely basis. We intend to complete a review of our processes in this area in order to define and implement specific processes that will enable us to track and record our revenue accurately and on a timely basis.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. Except as noted above, there have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last calendar year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

31. Rule 13a-14(a) / 15d-14(a) Certification

32. Section 1350 Certification

(b) Reports on Form 8-K

We filed on December 31, 2004 a current report on Form 8-K announcing the amendment of certain existing consulting agreements and the resulting reduction in monthly operating expenses

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

DATE: March 17, 2005                  CELL POWER TECHNOLOGIES, INC.

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