Form 10QSB/A
period 2005-01-31
Cell Power Technologies Inc
filed 2005-05-06
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A1

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and management's assessment of the potential effect of the material weakness described below, our Chief Executive Officer (and Principal Accounting Officer) concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB our disclosure controls and procedures were adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our financial statements are presented in conformity with generally accepted accounting principles.

Our company is not an accelerated filer (as defined in the Securities Exchange
Act) and is currently not required to deliver management's report on our internal control over financial reporting until our fiscal year ended October 31, 2006. However, in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended January 31, 2005, we identified a material weakness in our internal control over financial reporting.

During the quarter ended January 31, 2005, Marcum & Kliegman LLP, our independent registered public accounting firm, reported to our sole director and chief executive officer that it had identified a material weakness in our internal controls over financial reporting under standards established by the Public Company Accounting Oversight Board. The material weakness relates to our ability to record royalty revenue, the data for which we obtain from an outside party in reports that are furnished to us on a calendar quarterly basis, which does not coincide with our fiscal quarters. This requires us to estimate revenue for the final month of each fiscal quarter. To date, the effect of this timing difference has not been material to our financial statements due to the amounts involved, however; we believe that our ability to record revenue on a timely basis and in accordance with our fiscal reporting periods is critical to the accuracy of our financial statements and is therefore an area of concern.

We discussed the aforementioned material weakness in detail with our independent registered public accounting firm, which firm specifically recommended that we contact the outside party to request a change in the reporting structure that is currently provided for under our licensing agreement. We immediately accepted this recommendation and contacted the outside party to request that the royalty reports be provided to us in intervals that coincide with our fiscal reporting periods. The outside party has acknowledged our request and has committed to provide us with such reports in intervals that coincide with our fiscal quarters beginning in the quarter ending April 30, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: May 5, 2005                   CELL POWER TECHNOLOGIES, INC.

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