Form 10QSB
period 2005-04-30
Cell Power Technologies Inc
filed 2005-06-20
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended April 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 20, 2005, the small business issuer had outstanding 32,157,560 shares of common stock.

Transitional Small Business disclosure format (check one) Yes |_|      No |X|

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Forward Looking Statements                                                   (i)

Item 1 - Financial Statements (unaudited)

  Condensed Consolidated Balance Sheet at April 30, 2005                    1-2

  Condensed Consolidated Statements of Operations for the six and
  three months ended April 30, 2005 and 2004 and for the period
  from September 23, 2003 (inception) to April 30, 2005                       3

  Condensed Consolidated Statement of Changes in Stockholders'
  (Deficiency) Equity for the six and three months ended
  April 30, 2005 and for the period from September 23, 2003
  (inception) to  April 30, 2005                                              4

  Condensed Consolidated Statements of Cash Flows for the six
  and three months ended April 30, 2005 and 2004 and for the
  period from September 23, 2003 (inception) to April 30, 2005              5-6

  Notes to the Condensed Consolidated Financial Statements                    7

  Item 2 - Plan of Operation                                                 11

  Item 3 - Controls and Procedures                                           15

                           PART II--OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 17

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       17

  Item 3 - Defaults upon Senior Securities                                   17

  Item 4 - Submission of Matters to a Vote of Security Holders               17

  Item 5 - Other Information                                                 17

  Item 6 - Exhibits and Reports on Form 8-K                                  17

Signatures                                                                   18

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

                                      (i)

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                 April 30, 2005


                                     ASSETS


CURRENT ASSETS
Cash                                                                    $ 18,284
Accounts receivable                                                      188,145
Prepaid expense                                                           17,500
                                                                        --------

TOTAL CURRENT ASSETS                                                     223,929


INTANGIBLE ASSETS, net of accumulated amortization of $47,500            232,510
                                                                        --------

TOTAL ASSETS                                                            $456,439
                                                                        ========

      See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                 April 30, 2005


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                    $    41,232
                                                                    -----------

TOTAL CURRENT LIABILITIES                                                41,232
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized;
32,157,560 shares issued and outstanding                              2,531,644
Paid-in capital deficiency                                             (412,801)
Deficit accumulated during the development stage                     (1,645,303)
Deferred compensation                                                   (58,333)
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY                                              415,207
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   456,439
                                                                    ===========

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                For the
                                                                              Period from
                                                                             September 22,
                                              For the Six    For the Six          2003        For the Three   For the Three
                                              Months Ended   Months Ended    (Inception) to   Months Ended    Months Ended
                                                April 30,      April 30,        April 30,       April 30,       April 30,
                                                  2005           2004             2005            2005            2004
                                              ------------    ------------    ------------    ------------    ------------
REVENUE
Product sales                                 $    164,445    $         --    $    195,695    $    164,445    $         --
Royalties                                           29,910          56,426         124,954           6,210          14,017
                                              ------------    ------------    ------------    ------------    ------------
TOTAL REVENUE                                      194,355          56,426         320,649         170,655          14,017
                                              ------------    ------------    ------------    ------------    ------------

COST OF GOODS SOLD
Product costs                                      151,420              --         167,999         150,020              --
Amortization of intangibles                         15,000          15,000          47,500           7,500           7,500
                                              ------------    ------------    ------------    ------------    ------------
TOTAL COST OF GOODS SOLD                           166,420          15,000         215,499         157,520           7,500
                                              ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                                        27,935          41,426         105,150          13,135           6,517
                                              ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
Consulting fees                                    178,500         265,000         789,250          77,000         125,000
Stock based compensation to consultants            145,467          85,999         399,266          35,000          85,999
Professional fees                                  154,142          30,000         314,508          77,378          30,000
Officer's salary                                    20,000          67,251         139,160              --          33,570
Marketing and other                                 45,370           8,058         121,172          16,340           7,325
                                              ------------    ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                           543,479         456,308       1,763,356         205,718         281,894
                                              ------------    ------------    ------------    ------------    ------------

OPERATING LOSS                                    (515,544)       (414,882)     (1,658,206)       (192,583)       (275,377)
                                              ------------    ------------    ------------    ------------    ------------

OTHER (INCOME) EXPENSES
Interest expense - related parties                      --          35,973          62,974              --          10,910
Interest expense                                        --           5,235          21,000              --           2,617
Interest income                                     (1,107)             --          (1,107)           (417)             --
                                              ------------    ------------    ------------    ------------    ------------

TOTAL OTHER (INCOME) EXPENSES                       (1,107)         41,208          82,867            (417)         13,527
                                              ------------    ------------    ------------    ------------    ------------

NET LOSS                                      $   (514,437)   $   (456,090)   $ (1,741,073)   $   (192,166)   $   (288,904)
                                              ============    ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.02)   $      (0.02)                   $      (0.01)   $      (0.01)
                                              ============    ============                    ============    ============

Weighed-average common shares outstanding       32,157,560      27,050,549                      32,157,560      28,477,778
                                              ============    ============                    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
         IN STOCKHOLDERS' (DEFICIENCY) EQUITY Period from September 22,
                       2003 (Inception) to April 30, 2005

                                                                                    Deficit
                                                                                   Accumulated
                                                Common Stock           Paid-in     During the    Stock
                                           -----------------------     Capital     Development Subscription  Deferred
                                             Shares       Amount      Deficiency      Stage     Receivable Compensation    Total
                                           ----------   -----------   ---------    -----------    -----    ---------    -----------

BALANCE - September 22, 2003 (Inception)           --   $        --   $      --    $        --    $  --    $      --    $        --

Issuance of common stock at inception
 for $.00001  per share                    22,600,000           226          --             --     (226)          --             --
Issuance of common stock in connection
 with purchase of intangible assets at
 October 3, 2003 for $.00001 per share      1,000,000            10          --             --       --           --             10
Collection of stock subscription
 receivable on October 24, 2003                    --            --          --             --      100           --            100
Net loss                                           --            --          --        (95,770)      --           --        (95,770)
                                           ----------   -----------   ---------    -----------    -----    ---------    -----------
BALANCE - October 31, 2003                 23,600,000           236          --        (95,770)    (126)          --        (95,660)

Effects of reverse merger at
 November 3, 2003:
Capitalization of LLC's accumulated
 deficit at time of recapitalization               --            --     (95,770)        95,770       --           --             --
Equity of e-The Movie Networks,
 Inc. at time of recapitalization           2,100,000        28,030    (328,030)            --       --           --       (300,000)
Stock options issued to consultant
 for services on January 22, 2004                  --            --      10,999             --       --           --         10,999
Issuance of common stock to consultants
 for services on February 12, 2004          3,000,000       300,000          --             --       --     (300,000)            --
Issuance of common stock for $.20
 per share on March 10, 2004                  250,000        50,000          --             --       --           --         50,000
Collection of stock subscription
 receivable on March 15, 2004                      --            --          --             --      126           --            126
Issuance of common stock for $.75
 per share and warrants on June 11,
 2004, net of issuance costs of $26,600       864,000       621,400          --             --       --           --        621,400
Issuance of common stock for $.75
 per share and warrants on July 30,
 2004, net of issuance costs of $98,292     1,090,560       719,602          --             --       --           --        719,602
Issuance of common stock for
 $.75 per share and warrants on
 September 1, 2004, net of
 issuance costs of $51,600                    672,000       452,400          --             --       --           --        452,400
Issuance of common stock to consultants
 for services on September 24, 2004           250,000       140,000          --             --       --     (140,000)            --
Issuance of common stock for $.75 per share
 and warrants on October 6, 2004, net of
 issuance costs of $26,624                    320,000       213,376          --             --       --           --        213,376
Issuance of common stock to consultants
 for services on October 20, 2004              11,000         6,600          --             --       --           --          6,600
Amortization of deferred consulting fees           --            --          --             --       --      236,200        236,200
Net loss                                           --            --          --     (1,130,866)      --           --     (1,130,866)
BALANCE - October 31, 2004                 32,157,560     2,531,644    (412,801)    (1,130,866)      --     (203,800)       784,177
                                           ----------   -----------   ---------    -----------    -----    ---------    -----------
 Amortization of deferred consulting fees          --            --          --             --       --      145,467        145,467
 Net loss                                          --            --          --       (514,437)      --           --       (514,437)
                                           ----------   -----------   ---------    -----------    -----    ---------    -----------
BALANCE - April 30, 2005 (UNAUDITED)       32,157,560   $ 2,531,644   $(412,801)   $(1,645,303)   $  --    $ (58,333)   $   415,207
                                           ==========   ===========   =========    ===========    =====    ==========   ===========

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          For the
                                                                                                        Period from
                                                                                                       September 22,
                                                                         For the Six     For the Six       2003
                                                                         Months Ended    Months Ended  (Inception) to
                                                                          April 30,       April 30,      April 30,
                                                                            2005            2004           2005
                                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $  (514,437)   $  (456,090)   $(1,741,073)
                                                                         -----------    -----------    -----------
Adjustments to reconcile net loss to net
     cash used in operating activities:
Amortization of deferred consulting fees                                     145,467         75,000        381,667
Stock issued for services                                                         --             --          6,600
Stock options issued for services                                                 --         10,999         10,999
Amortization of intangibles                                                   15,000         15,000         47,500
Changes in operating assets and liabilities:
Increase in accounts receivable                                             (188,145)            --       (188,145)
Decrease in prepaid expenses - related party                                      --         35,000             --
Increase in prepaid expenses                                                 (17,500)            --        (17,500)
Increase in accounts payable                                                  24,424        140,000         41,232
Increase in accrued payroll                                                       --         44,668             --
Increase in accrued interest - related parties                                    --         35,973             --
Increase in accrued interest                                                      --          5,235             --
Decrease in deferred revenue                                                      --        (30,000)       (30,000)
                                                                         -----------    -----------    -----------

 NET CASH USED IN OPERATING
ACTIVITIES                                                                  (535,191)      (124,215)    (1,488,720)
                                                                         -----------    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of intangible assets                                                     --             --       (100,000)
                                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of stock purchase liability                                            --             --       (300,000)
Advances from related parties                                                     --             --        300,000
Repayment of advances from related parties                                        --             --       (300,000)
Proceeds from notes payable - related parties                                     --             --        600,000
Repayment of notes payable -related parties                                       --             --       (600,000)
Repayment of notes payable assumed                                                --             --       (150,000)
Proceeds from issuance of common stock (net of
    stock issue costs of $203,116)                                                --         50,000      2,056,778
Collection of stock subscription receivable                                       --            126            226
                                                                         -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                               $        --    $    50,126    $ 1,607,004
                                                                         -----------    -----------    -----------

             See Notes to Condensed Consolidated Financial Statements

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS,
                                   (UNAUDITED)

                                                                  For the
                                                                Period from
                                                               September 22,
                                 For the Six    For the Six        2003
                                 Months Ended   Months Ended   (Inception) to
                                  April 30,      April 30,       April 30,
                                    2005           2004            2005
                                  ---------      ---------      ---------

NET (DECREASE) INCREASE IN CASH   $(535,191)     $ (74,089)     $  18,284

CASH - Beginning of period          553,475         93,994             --
                                  ---------      ---------      ---------

CASH - End of period              $  18,284      $  19,905      $  18,284
                                  =========      =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the periods for:

Interest                          $     --       $      --      $  83,975
Taxes                                1,700                          1,700


             See Notes to Condensed Consolidated Financial Statements.

                          CELL POWER TECHNOLOGIES, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 29, 2004, ETMV changed its name to Cell Power Technologies, Inc.

DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

The Company acquired certain revenue/royalty rights, product purchasing rights and exclusive sub-distribution rights, in certain markets in the western hemisphere, for "Cellboost" for a period of ten years. Cellboost is a compact, non-rechargeable, and disposable cellular telephone battery. A substantial amount of the Company's time and capital resources are being devoted to developing its plan to distribute Cellboost.

In addition to developing markets under the rights described above, the Company's other development stage activities include raising capital of which the Company has raised approximately $2 million to date through sales of its common stock. As a development stage company, the Company is subject to all of the risks and uncertainties that are associated with starting a new business (See Note 2).

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred accumulated net losses of $1,741,073 since its inception, has working capital of $182,697 and stockholders' equity of $415,207 and has entered into consulting and other contractual commitments. The Company has significantly limited capital resources and will require additional funding in order to sustain its operations, market its products and execute its overall business plan. The Company expects to incur additional losses in the foreseeable future. There is no assurance that the Company will generate revenue or raise the funds that it needs to maintain its operation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at April 30, 2005, and its results of operations and cash flows for the six months ended April, 2005 not misleading. Operating results for the six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005.

PRINCIPLES OF CONSOLIDATION

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of Cell Power and its wholly owned subsidiary Cell Power LLC. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company generates revenue from two specific sources; (a) royalties on the sale of individual Cellboost units generated by other entities in certain markets; and (b) Cellboost product sales generated by the Company. Revenues generated from either royalty rights or Company product sales are recognized when persuasive evidence of an arrangement exists pursuant to which units are shipped, the fee is fixed and determinable and collectibility is probable. Revenues from royalties of Cellboost units were $29,910 and $56,426 for the six months ended April 30, 2005 and 2004, respectively and $6,210 and $14,017 for the three months ended April 30, 2005 and 2004, respectively. Revenues from the distribution of the Cellboost product during the six and three months ended April 30, 2005 was $164,445. The Company did not generate revenues from the distribution of the product for the 2004 periods.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the six and three months ended April 30, 2005 and 2004, respectively:

                                            Six Months Ended      Three Months Ended
                                               April 30,                April 30,
                                          2005         2004         2005         2004
                                        ---------    ---------    ---------    ---------

Net loss as reported                    $(514,437)   $(456,090)   $(192,166)   $(288,904)

Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                           (4,514)      (4,514)      (2,257)      (2,168)
                                        ---------    ---------    ---------    ---------

     Pro forma net loss                 $(518,951)   $(460,604)   $(194,423)   $(291,072)
                                        =========    =========    =========    =========

Net loss per share, basic and diluted
     as reported                        $   (0.02)   $   (0.02)   $   (0.01)   $   (0.01)
                                        =========    =========    =========    =========

     Pro forma net loss per share,
      basic and diluted                 $   (0.02)   $   (0.02)   $   (0.01)   $   (0.01)
                                        =========    =========    =========    =========

NOTE 4 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss applicable to common shares by the number of weighted-average common shares outstanding during the period. Common stock equivalents have been excluded from the weighted-average shares for the six and three months ended April 30, 2005 and 2004, respectively, as their inclusion would be antidilutive. Potentially dilutive securities include an aggregate of 4,190,016 and 1,014,000, stock options and warrants for the purchase of common stock at April 30, 2005 and 2004, respectively.

NOTE 5 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company's revenue was generated entirely from royalties received from E & S International Enterprises, Inc. ("E & S"), and the sale of Cellboost units to two customers.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

CONSULTING SERVICES CONTRACTS

In October 2003, the Company entered into a management services agreement with an entity that was considered to be a related party prior to the Exchange Agreement. The original terms of the agreement provided that the Company receive general business and management services for monthly payments of $35,000 for five years. In December 2004, the Company and the consultant amended the agreement to reduce the required monthly payments to $17,500 commencing January 2005. The Company incurred $140,000 and $52,500 of fees under this contract during the six and three months ended April 30, 2005, respectively and $210,000 and $105,000 for the six and three months ended April 30, 2004, respectively.

In January 2004, the Company entered into a separate consulting services agreement for corporate finance advisory and business development services. The contract provides for monthly payments of $5,000 for six months and an option to purchase common stock of the Company. The option, which expires January 2014, provides for the purchase of 514,000 shares of the Company's common stock at an exercise price of $0.75 per share and has a fair value of $10,999. In December 2004, the Company and the consultant entered into an amendment to the consulting agreement pursuant to which beginning January 1, 2005 and continuing on a month-to-month basis, the consultant will receive monthly payments of $3,000. The Company paid $13,000 of fees under this contract during the six months ended April 30, 2005. The agreement was terminated as of February 2005 upon the mutual agreement of the Company and the Consultant.

EMPLOYMENT AGREEMENT

The Company entered into a three-year employment agreement, effective November 1, 2003, with its Chief Executive Officer and President. The agreement provides for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of the Company's common stock, pursuant to terms in the Agreement. In December 2004, the Company and its Chief Executive Officer entered into an amendment to the employment agreement pursuant to which beginning January 1, 2005 and continuing through the term of the Agreement, the Chief Executive Officer is not entitled to a salary. Compensation expense under this agreement amounted to $20,000 and $0 for the six and three months ended April 30, 2005, respectively and $67,251 and $33,570 for the six and three months ended April 30, 2004, respectively and is presented as officer's salary in the accompanying condensed consolidated statement of operations.

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

FINANCIAL CONDITION

We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of April 30, 2005, we had an accumulated deficit of $1,645,303. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

REVENUES. We currently generate revenues from the collection of royalties payable to us based on the net number of Cellboost units sold by E & S in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. These royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to us with respect to sales by E & S to retailers and distributors are $0.10 and $0.05, respectively. Revenues from royalties were $29,910 and $56,426 for the six months ended April 30, 2005 and 2004, respectively. Revenues from our distribution of the Cellboost product for the six months ended April 30, 2005 amounted to $164,445. We did not generate revenues from the distribution of the product for the 2004 period.

Our plan is to accelerate the development of new markets for Cellboost in Latin and South America. We expect to incur significant additional expenditures in implementing our marketing plan and will likely generate operating losses for the foreseeable future. There can be no assurance that we will be profitable at any time in the foreseeable future.

OPERATING EXPENSES. Our operating expenses for the six months ended April 30, 2005 and 2004 amounted to $543,479 and $456,308 and were principally comprised of consulting and professional fees. Commencing January 2005, our payments under the contract with Superior Associates has been reduced by 50% and our Chief Executive Officer and President is no longer receiving (nor entitled to) a salary.

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

As of April 30, 2005, our existing cash resources were approximately $18,000, in addition to which during May 2005 we collected approximately $175,000 from royalties and distribution of the Cellboost product which were sold during the six months ended April 30, 2005. We need to raise additional funds as we believe our existing cash resources will enable us to maintain operations and meet our obligations as they come due through the fourth quarter of 2005.

Net cash used in operating activities during the six months ended April 30, 2005 was $535,191 and is primarily attributable to consulting, professional and marketing fees.

Management intends to seek additional needed funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We have no commitments for any additional funding and no assurance can be given that we will be able to raise additional funds on commercially acceptable terms or at all. Unless we can raise needed capital or experience a significant increase in royalty income payable to us by E & S, we may need to curtail expenditures and cancel or delay our efforts to establish and expand a marketing presence for Cellboost in South and Latin America. Commencing January 2005, our monthly operating expenses have been reduced by $29,500 through the reduction of salaries and consulting fees. There can be no assurance, however, that these reductions are sustainable or that we can sustain the business for any significant length of time solely through initiatives to reduce our costs.

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

The adoption of this pronouncement did not have material effect on the Company's financial statements.

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

The adoption of this pronouncement did not have material effect on the Company's financial statements.

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

During the quarter ended January 31, 2005, Marcum & Kliegman LLP, our independent registered public accounting firm, reported to our sole director and chief executive officer that it had identified a material weakness in our internal controls over financial reporting under standards established by the Public Company Accounting Oversight Board. The material weakness relates to our ability to record royalty revenue, the data for which we obtain from an outside party in reports that are furnished to us on a calendar quarterly basis, which, as of the quarter ended January 31, 2005, did not coincide with our fiscal quarters. This required us to estimate revenue for the final month of each fiscal quarter. To date, the effect of this timing difference has not been material to our financial statements due to the amounts involved; however, we believe that our ability to record revenue on a timely basis and in accordance with our fiscal reporting periods is critical to the accuracy of our financial statements and is therefore an area of concern.

We discussed the aforementioned material weakness in detail with our independent registered public accounting firm, which firm specifically recommended that we contact the outside party to request a change in the reporting structure that is currently provided for under our licensing agreement. We immediately accepted this recommendation and contacted the outside party to request that the royalty reports be provided to us in intervals that coincide with our fiscal reporting periods. The outside party has acknowledged our request and has committed to provide us with such reports in intervals that coincide with our fiscal quarters beginning in the quarter ended April 30, 2005. We received the requested reports for the quarter ended April 30, 2005 in June 2005 and are in the process of implementing changes which we intend to test during our third quarter.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.


DATE: JUNE 20, 2005                       CELL POWER TECHNOLOGIES, INC.

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