Form 10QSB/A
period 2005-01-31
Cell Power Technologies Inc
filed 2005-06-29
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 21, 2005, the small business issuer had outstanding 32,157,560 shares of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and management's assessment of the potential effect of the material weakness described below, our Chief Executive Officer (and Principal Accounting Officer) concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2005, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: June 22, 2005                   CELL POWER TECHNOLOGIES, INC.

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