Form 10KSB/A
period 2004-10-31
Cell Power Technologies Inc
filed 2005-07-26
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A1

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

Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its most recent fiscal year: $126,294

The aggregate market value of voting stock held by non-affiliates of the registrant as of January 28, 2005 was $6,863,024 (based on the last reported sale price of $0.40 per share on January 27, 2005).

The number of shares of the registrant's common stock outstanding as of January 28, 2005 was 32,157,560.

Transitional Small Business Disclosure Format: Yes |_| No |X|

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

Future payments under this agreement, as amended, for each year are as follows:

  FOR THE
YEAR ENDING
OCTOBER 31,                         AMOUNT
-----------                       ----------
   2005                           $  245,000
   2006                              210,000
   2007                              210,000
   2008                              192,500
                                  ----------
   Total                          $  857,500
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

IN PERFORMING ITS ASSESSMENT OF ITS INTERNAL CONTROLS OVER FINANCIAL REPORTING, MANAGEMENT IDENTIFIED A MATERIAL WEAKNESS IN OUR ABILITY TO RECORD REVENUE, WHICH WAS INITIALLY BROUGHT TO THE ATTENTION OF MANAGEMENT BY OUR INDEPENDENT AUDITORS AND, IF WE ARE UNABLE TO IMPLEMENT OUR PLAN TO RECTIFY THIS WEAKNESS, WE MAY NOT BE ABLE TO FILE ACCURATE REPORTS WITH THE SEC WHICH COULD RESULT IN THE DELISTING OF OUR COMPANY FROM THE OTCBB AND LIMIT OUR ABILITY TO OBTAIN FUTURE FINANCING.

In connection with the audit of our financial statements for the year ended October 31, 2004, Marcum & Kliegman LLP, our independent registered public accounting firm ("Marcum") raised the issue as to whether there was a material weakness in our controls over financial reporting under standards established by the Public Company Accounting Oversight Board with respect to our royalty reporting. The issue raised by Marcum relates to our ability to record royalty revenue, the data for which we obtain from an outside party in reports that are furnished to us on a calendar quarterly basis, which, as of the quarter ended January 31, 2005, did not coincide with our fiscal quarters. This required us to estimate revenue for the final month of each fiscal quarter. Specifically, Marcum raised its concern at our October 31, 2004 year end audit committee meeting that we held in January 2005. For the year ended October 31, 2004, the effect of this timing difference was not material to our financial statements.

 However, during the quarter ended January 31, 2005, regardless of the insignificance of the impact of the amount of royalties involved, our sole director and chief executive officer identified a material weakness in our internal controls over financial reporting. For the year ended October 31, 2004 our royalty revenue was $95,044 or 75.3% of total revenue and for the six months ended April 30, 2005 it was $29,910 or 15.4% of total revenues.

In order to rectify this deficiency, the outside party has agreed to provide us with our royalty reports in accordance with our fiscal quarters on a going forward basis and has done so for the quarter ended April 30, 2005. In the event that, in the future, we are unable to obtain reports based on our fiscal periods on a going forward basis, we will not be able to accurately report our financial results. Further, if there is a significant difference between our reported royalty revenue and the actual royalty revenue from prior periods, we may be required to restate our financial statements. If we are unable to accurately report our financial reports or are required to restate prior financial statements, we may be unable to file our required annual and quarterly reports and, as a result, we may be delisted from the OTCBB. Further, if we are unable to accurately report our results or are required to restate prior financial statements, we may be unable to obtain the required financing to fund our operations in the future and our shareholders may lose their entire investment.

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

--------------------------------------------
                    High         Low
--------------------------------------------
2004
--------------------------------------------
Fourth Quarter      $0.84        $0.36
--------------------------------------------
Third Quarter       $1.93        $0.45
--------------------------------------------
Second Quarter      $2.95        $0.15
--------------------------------------------
First Quarter       $0.10        $0.10
--------------------------------------------

2003
--------------------------------------------
Fourth Quarter      $0.10        $0.10
--------------------------------------------
Third Quarter       $0.10        $0.10
--------------------------------------------
Second Quarter      $0.10        $0.10
--------------------------------------------

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

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and management's assessment of the potential effect of the material weakness described below, our Chief Executive Officer (and Principal Accounting Officer) concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our financial statements are presented in conformity with generally accepted accounting principles.

Our company is not an accelerated filer (as defined in the Securities Exchange
Act) and is currently not required to deliver management's report on our internal control over financial reporting until our fiscal year ended October 31, 2006.

In connection with the audit of our financial statements for the year ended October 31, 2004, Marcum & Kliegman LLP, our independent registered public accounting firm ("Marcum") raised the issue as to whether there was a material weakness in our controls over financial reporting under standards established by the Public Company Accounting Oversight Board with respect to our royalty reporting. The issue raised by Marcum relates to our ability to record royalty revenue, the data for which we obtain from an outside party in reports that are furnished to us on a calendar quarterly basis, which, as of the year ended October 31, 2004, did not coincide with our fiscal quarters. This required us to estimate revenue for the final month of each fiscal quarter. Specifically, Marcum raised its concern at our October 31, 2004 year end audit committee meeting that we held in January 2005. For the year ended October 31, 2004, the effect of this timing difference was not material to our financial statements.

Accordingly, management did not believe it was necessary to disclose the existence of a material weakness in the 10-KSB for the year ended October 2004 due to the insignificance of the amount of royalties involved.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors and their ages and positions are:

                               Name Age Position
Jacob Herskovits 54 Chief Executive Officer, President, Principal
Accounting/Financial Officer and Director

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

------------------------------------------------------------------------------------------------------------------
Name of Beneficial Owner                           Common Stock Beneficially Owned(1) Percentage of Common Stock
------------------------------------------------------------------------------------------------------------------
Jacob Herskovits(2)                                                      15,000,000(3)                      46.7%
c/o Cell Power Technologies, Inc.
1428 36th Street, Suite 205
Brooklyn, New York 11218
------------------------------------------------------------------------------------- ----------------------------

SOS Resource Services Inc.                                                2,200,000                          6.8%
403 East Main Street
Port Jefferson, NY 11777
------------------------------------------------------------------------------------- ----------------------------

All of executive officers and directors (1 person)                       15,000,000                         46.4%
------------------------------------------------------------------------------------- ----------------------------

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

-----------------------------------------------------------------------------------------------
                       Fiscal Year Ended October 31, 2004   Fiscal Year Ended October 31, 2003
-----------------------------------------------------------------------------------------------
Audit Fees             $45,647                              $36,324
-----------------------------------------------------------------------------------------------
Audit Related Fees     $0                                   $0
-----------------------------------------------------------------------------------------------
Tax Fees               $0                                   $0
-----------------------------------------------------------------------------------------------
All Other Fees         $0                                   $0
-----------------------------------------------------------------------------------------------
Total                  $45,647                              $36,324
-----------------------------------------------------------------------------------------------

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


                          CELL POWER TECHNOLOGIES, INC.


 /s/ Jacob Herskovits
--------------------------------------
By: Jacob Herskovits
Chief Executive Officer,
Principal Financial/Accounting Officer
and Director
Date: July 25, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 /s/ Jacob Herskovits
--------------------------------------
By:  Jacob Herskovits
Chief Executive Officer,
Principal Financial/Accounting Officer
and Director
Date:  July 25, 2005

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

---------------------------------------------------------------------------------------------
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