Form 10QSB/A
period 2005-01-31
Cell Power Technologies Inc
filed 2005-07-26
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A3

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

In connection with the audit of our financial statements for the year ended October 31, 2004, Marcum & Kliegman LLP, our independent registered public accounting firm ("Marcum") raised the issue as to whether there was a material weakness in our controls over financial reporting under standards established by the Public Company Accounting Oversight Board with respect to our royalty reporting. The issue raised by Marcum relates to our ability to record royalty revenue, the data for which we obtain from an outside party in reports that are furnished to us on a calendar quarterly basis, which, as of the quarter ended January 31, 2005, did not coincide with our fiscal quarters. This required us to estimate revenue for the final month of each fiscal quarter. Specifically, Marcum raised its concern at our October 31, 2004 year end audit committee meeting that we held in January 2005. For the year ended October 31, 2004, the effect of this timing difference was not material to our financial statements

Accordingly, management did not believe it was necessary to disclose the existence of a material weakness in the 10-KSB for the year ended October 2004 due to the insignificance of the amount of royalties involved. However, during the quarter ended January 31, 2005, regardless of the insignificance of the impact of the amount of royalties involved, our sole director and chief executive officer identified a material weakness in our internal controls over financial reporting.

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

DATE: July 25, 2005                       CELL POWER TECHNOLOGIES, INC.


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