Form 10KSB/A
period 2004-10-31
Cell Power Technologies Inc
filed 2005-08-16
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A2

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

In connection with the audit of our financial statements for the year ended October 31, 2004, Marcum & Kliegman LLP, our independent registered public accounting firm ("Marcum") identified a material weakness in our controls over financial reporting under standards established by the Public Company Accounting Oversight Board with respect to our royalty reporting. The material weakness identified by Marcum relates to our ability to record royalty revenue, the data for which we obtain from an outside party in reports that are furnished to us on a calendar quarterly basis, which, as of the quarter ended January 31, 2005, did not coincide with our fiscal quarters. This required us to estimate revenue for the final month of each fiscal quarter. Specifically, Marcum identified the material weakness at our October 31, 2004 year end audit committee meeting that we held in January 2005. For the year ended October 31, 2004, the effect of this timing difference was not material to our financial statements.

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

----------------------------------------------
                     High          Low
----------------------------------------------
2004
----------------------------------------------
Fourth Quarter       $0.84         $0.36
----------------------------------------------
Third Quarter        $1.93         $0.45
----------------------------------------------
Second Quarter       $2.95         $0.15
----------------------------------------------
First Quarter        $0.10         $0.10
----------------------------------------------

2003
----------------------------------------------
Fourth Quarter       $0.10         $0.10
----------------------------------------------
Third Quarter        $0.10         $0.10
----------------------------------------------
Second Quarter       $0.10         $0.10
----------------------------------------------

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

In connection with the audit of our financial statements for the year ended October 31, 2004, Marcum & Kliegman LLP, our independent registered public accounting firm ("Marcum") advised us that it had identified a material weakness in our controls over financial reporting under standards established by the Public Company Accounting Oversight Board with respect to our royalty reporting. The material weakness identified by Marcum relates to our ability to record royalty revenue, the data for which we obtain from an outside party in reports that are furnished to us on a calendar quarterly basis, which, as of the quarter ended January 31, 2005, did not coincide with our fiscal quarters. This required us to estimate revenue for the final month of each fiscal quarter. Specifically, Marcum identified the material weakness at our October 31, 2004 year end audit committee meeting that we held in January 2005. For the year ended October 31, 2004, the effect of this timing difference was not material to our financial statements.

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

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors and their ages and positions are:

                               Name Age Posistion
Jacob Herskovits 54 Chief Executive Officer, President, Principal Accounting/ Financial Officer and Director

JACOB HERSKOVITS, CHIEF EXECUTIVE OFFICER, PRESIDENT, PRINCIPAL ACCOUNTING/ FINANCIAL OFFICER AND DIRECTOR

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

-------------------------------------------------------------------------------------------------------------------
Name of Beneficial Owner                            Common Stock Beneficially Owned(1) Percentage of Common Stock
-------------------------------------------------------------------------------------------------------------------
Jacob Herskovits(2)                                                       15,000,000(3)                      46.7%
c/o Cell Power Technologies, Inc.
1428 36th Street, Suite 205
Brooklyn, New York 11218
-------------------------------------------------------------------------------------------------------------------

SOS Resource Services Inc.                                                 2,200,000                          6.8%
403 East Main Street
Port Jefferson, NY 11777
-------------------------------------------------------------------------------------------------------------------

All of executive officers and directors (1 person)                        15,000,000                         46.4%
-------------------------------------------------------------------------------------------------------------------

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

14.1           Code of Ethics (5)

16.1           Letter from Larry Wolfe, CPA(3)

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
      (1) Incorporated by reference to Form 10-SB Registration Statement filed November 1, 2002.

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

----------------------------------------------------------------------------------------------
                       Fiscal Year Ended October 31, 2004  Fiscal Year Ended October 31, 2003
----------------------------------------------------------------------------------------------
Audit Fees             $45,647                             $36,324
----------------------------------------------------------------------------------------------
Audit Related Fees     $0                                  $0
----------------------------------------------------------------------------------------------
Tax Fees               $0                                  $0
----------------------------------------------------------------------------------------------
All Other Fees         $0                                  $0
----------------------------------------------------------------------------------------------
Total                  $45,647                             $36,324
----------------------------------------------------------------------------------------------

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


                               CELL POWER TECHNOLOGIES, INC.


                               /s/ Jacob Herskovits
                               --------------------------------------
                               By: Jacob Herskovits
                               Chief Executive Officer,
                               Principal Financial/Accounting Officer
                               and Director
                               Date: August 15, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                /s/    Jacob Herskovits
                               --------------------------------------
                               By:  Jacob Herskovits
                               Chief Executive Officer,
                               Principal Financial/Accounting Officer
                               and Director
                               Date:  August 15, 2005

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