Form 10QSB/A
period 2005-01-31
Cell Power Technologies Inc
filed 2005-08-16
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A4

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 11, 2005, the small business issuer had outstanding 32,157,560 shares of common stock.

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
                                                                    ===========



            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

=====================================================================================================
                                                                                          For the
                                                                                        Period from
                                                                                       September 22,
                                                 For the Three       For the Three    2003 (Inception)
                                                  Months Ended        Months Ended     (Inception) to
                                                   January 31,         January 31,       January 31,
                                                      2005                2004             2005
                                                   ------------       -------------------------------
REVENUE
Product sales                                      $       --         $       --         $     31,250
Royalties                                                23,700             42,409            118,744
                                                   ------------       ------------       ------------
TOTAL REVENUE                                            23,700             42,409            149,994
                                                   ------------       ------------       ------------

COST OF GOODS SOLD

Product costs                                             1,400               --               17,979
Amortization of intangibles                               7,500              7,500             40,000
                                                   ------------       ------------       ------------
TOTAL COST OF GOODS SOLD                                  8,900              7,500             57,979
                                                   ------------       ------------       ------------
GROSS PROFIT                                             14,800             34,909             92,015
                                                   ------------       ------------       ------------

OPERATING EXPENSES

Consulting fees                                         101,500            140,000            712,250
Stock based compensation to consultants                 110,467               --              364,266
Professional fees                                        76,764               --              237,130
Officer's salary                                         20,000             33,681            139,160
Marketing and other                                      29,030                733            104,832
                                                   ------------       ------------       ------------

TOTAL OPERATING EXPENSES                                337,761            174,414          1,557,638
                                                   ------------       ------------       ------------

OPERATING LOSS                                         (322,961)          (139,505)        (1,465,623)
                                                   ------------       ------------       ------------

OTHER EXPENSES (INCOME)

Interest expense - related parties                         --               25,063             62,974
Interest expense                                           --                2,618             21,000
Interest income                                            (690)              --                 (690)
                                                   ------------       ------------       ------------

TOTAL OTHER EXPENSES (INCOME)                              (690)            27,681             83,284
                                                   ------------       ------------       ------------

NET LOSS                                           $   (322,271)      $   (167,186)      $ (1,548,907)
                                                   ============       ============       ============

Basic and diluted net loss per common share        $      (0.01)      $      (0.01)
                                                   ============       ============

Weighed-average common shares outstanding            32,157,560         24,846,565
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

Period from September 22, 2003 (Inception) to January 31, 2005

-----------------------------------------------------------------------------------------------------------------------
                                                                                                            Deficit
                                                                                                          Accumulated
                                                                 Common Stock             Paid-in          During the
                                                         ----------------------------      Capital        Development
                                                            Shares         Amount        Deficiency          Stage
                                                         --------------------------------------------------------------
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
                                                         ==========     ===========     ===========      ===========

------------------------------------------------------------------------------------------------------
                                                              Stock          Deferred
                                                           Subscription     Consulting
                                                            Receivable         Fees            Total
                                                         ---------------------------------------------
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



DATE: August 15, 2005                   CELL POWER TECHNOLOGIES, INC.

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