Form 10QSB
period 2005-07-31
Cell Power Technologies Inc
filed 2005-09-19
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended July 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of September 19, 2005, the small business issuer had outstanding 32,157,560 shares of common stock.

Transitional Small Business disclosure format (check one) Yes |_| No |X|

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Forward Looking Statements                                                  (i)

Item 1 - Financial Statements (unaudited)

  Condensed Consolidated Balance Sheet at July 31, 2005                     1-2

      Condensed Consolidated Statements of Operations for the nine and       3
    three months ended July 30, 2005 and 2004 and for the period from September 23, 2003 (inception) to July 31, 2005

      Condensed Consolidated Statement of Changes in Stockholders'           4
    (Deficiency) Equity for the nine and three months ended July 31, 2005 and for the period from September 23, 2003 (inception) to July 31, 2005

      Condensed Consolidated Statements of Cash Flows for the nine and      5-6
    three months ended July 31, 2005 and 2004 and for the period from September 23, 2003 (inception) to July 31, 2005

Notes to the Condensed Consolidated Financial Statements                     7

Item 2 - Plan of Operation                                                   12

Item 3 - Controls and Procedures                                             17

                           PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                   18

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3 - Defaults upon Senior Securities                                     18

Item 4 - Submission of Matters to a Vote of Security Holders                 18

Item 5 - Other Information                                                   18

Item 6 - Exhibits                                                            18

Signatures                                                                   19

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

                                       (i)

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  July 31, 2005

                                     ASSETS

CURRENT ASSETS
Cash                                                                    $ 43,422
Accounts receivable                                                       29,526
Prepaid expense                                                           17,500
                                                                        --------

TOTAL CURRENT ASSETS                                                      90,448

INTANGIBLE ASSETS, net of accumulated amortization
of $55,000                                                               225,010
                                                                        --------

TOTAL ASSETS                                                            $315,458
                                                                        ========

            See Notes to Condensed Consolidated Financial Statements.

              CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                      (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)

                              July 31, 2005

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                    $    54,525
                                                                    -----------

TOTAL CURRENT LIABILITIES                                                54,525
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized;
32,157,560 shares issued and outstanding                              2,531,644
Paid-in capital deficiency                                             (412,801)
Deficit accumulated during the development stage                     (1,834,577)
Deferred compensation                                                   (23,333)
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY                                              260,933
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                              $   315,458
                                                                    ===========

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                For the
                                                                               Period from
                                                                              September 22,
                                              For the Nine    For the Nine        2003         For the Three    For the Three
                                              Months Ended    Months Ended    (Inception) to   Months Ended     Months Ended
                                                July 31,        July 31,         July 31,        July 31,         July 31,
                                                  2005            2004             2005            2005             2004
                                              ------------    ------------    ------------      ------------    ------------
REVENUE
Product sales                                 $    164,445    $     31,250    $    195,695      $         --    $     31,250
Royalties                                           45,557          70,836         140,601            15,647          14,410
                                              ------------    ------------    ------------      ------------    ------------
TOTAL REVENUE                                      210,002         102,086         336,296            15,647          45,660
                                              ------------    ------------    ------------      ------------    ------------

COST OF GOODS SOLD
Product costs                                      151,420          14,300         167,999                --          14,300
Amortization of intangibles                         22,500          22,500          55,000             7,500           7,500
                                              ------------    ------------    ------------      ------------    ------------
TOTAL COST OF GOODS SOLD                           173,920          36,800         222,999             7,500          21,800
                                              ------------    ------------    ------------      ------------    ------------
GROSS PROFIT                                        36,082          65,286         113,297             8,147          23,860
                                              ------------    ------------    ------------      ------------    ------------

OPERATING EXPENSES
Consulting fees                                    431,467         545,999       1,296,016           107,500         195,000
Professional fees                                  228,916          70,748         389,282            74,774          40,748
Officer's salary                                    20,000          98,561         139,160                --          31,310
Marketing and other                                 60,522          25,329         136,324            15,152          17,271
                                              ------------    ------------    ------------      ------------    ------------

TOTAL OPERATING EXPENSES                           740,905         740,637       1,960,782           197,426         284,329
                                              ------------    ------------    ------------      ------------    ------------

OPERATING LOSS                                    (704,823)       (675,351)     (1,847,485)         (189,279)       (260,469)
                                              ------------    ------------    ------------      ------------    ------------

OTHER (INCOME) EXPENSES
Interest expense - related parties                      --          46,043          62,974                --          10,070
Interest expense                                        --          16,052          21,000                --          10,817
Interest income                                     (1,112)             --          (1,112)               (5)             --
                                              ------------    ------------    ------------      ------------    ------------

TOTAL OTHER (INCOME) EXPENSES                       (1,112)         62,095          82,862                (5)         20,887
                                              ------------    ------------    ------------      ------------    ------------

NET LOSS                                      $   (703,711)   $   (737,446)   $ (1,930,347)     $   (189,274)   $   (281,356)
                                              ============    ============    ============      ============    ============

Basic and diluted net loss per common share   $      (0.02)   $      (0.03)                     $      (0.01)   $      (0.01)
                                              ============    ============                      ============    ============

Weighted-average common shares outstanding      32,157,560      27,837,574                        32,157,560      29,452,664
                                              ============    ============                      ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)
       EQUITY Period from September 22, 2003 (Inception) to July 31, 2005
--------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated
                                                 Common Stock       Paid-in     During the     Stock         Deferred
                                          ------------------------  Capital     Development  Subscription  Consulting
                                            Shares       Amount    Deficiency     Stage       Receivable      Fees        Total
                                          ----------- -----------  -----------  -----------   -----------   ----------- -----------
BALANCE - September 22, 2003 (Inception)           -- $        --  $        --  $        --   $        --   $        -- $        --

 Issuance of common stock at inception
   for $.00001  per share                  22,600,000         226           --           --          (226)           --          --
 Issuance of common stock in connection
   with purchase of intangible assets at
   October 3, 2003 for $.00001 per share    1,000,000          10           --           --            --            --          10
 Collection of stock subscription
   receivable on October 24, 2003                  --          --           --           --           100            --         100
 Net loss                                          --          --           --      (95,770)           --            --     (95,770)
                                          ----------- -----------  -----------  -----------   -----------   ----------- -----------
BALANCE - October 31, 2003                 23,600,000         236           --      (95,770)         (126)           --     (95,660)

 Effects of reverse merger at November 3,
  2003:
   Capitalization of LLC's accumulated
    deficit at time of recapitalization            --          --      (95,770)      95,770            --            --          --
   Equity of e-The Movie Networks, Inc. at
    time of recapitalization                2,100,000      28,030     (328,030)          --            --            --    (300,000)
 Stock options issued to consultant for
  services on January 22, 2004                     --          --       10,999           --            --            --      10,999
 Issuance of common stock to consultants
  for services on February 12, 2004         3,000,000     300,000           --           --            --      (300,000)         --
 Issuance of common stock for $.20 per
  share on March 10, 2004                     250,000      50,000           --           --            --            --      50,000
 Collection of stock subscription
  receivable on March 15, 2004                     --          --           --           --           126            --         126
 Issuance of common stock for $.75 per
  share and warrants on June 11, 2004,
  net of issuance costs of $26,600            864,000     621,400           --           --            --            --     621,400
 Issuance of common stock for $.75 per
  share and warrants on July 30, 2004,
  net of issuance costs of $98,292          1,090,560     719,602           --           --            --            --     719,602
 Issuance of common stock for $.75 per
  share and warrants on September 1, 2004,
  net of issuance costs of $51,600            672,000     452,400           --           --            --            --     452,400
 Issuance of common stock to consultants
  for services on September 24, 2004          250,000     140,000           --           --            --      (140,000)         --
 Issuance of common stock for $.75 per
  share and warrants on October 6, 2004,
  net of issuance costs of $26,624            320,000     213,376           --           --            --            --     213,376
 Issuance of common stock to consultants
  for services on October 20, 2004             11,000       6,600           --           --            --            --       6,600
 Amortization of deferred consulting fees          --          --           --           --            --       236,200     236,200
 Net loss                                          --          --           --   (1,130,866)           --            --  (1,130,866)
                                          ----------- -----------  -----------  -----------   -----------   ----------- -----------
BALANCE - October 31, 2004                 32,157,560   2,531,644     (412,801)  (1,130,866)           --      (203,800)    784,177
 Amortization of deferred consulting fees          --          --           --           --            --       180,467     180,467
 Net loss                                          --          --           --     (703,711)           --            --    (703,711)
                                          ----------- -----------  -----------  -----------   -----------   ----------- -----------
BALANCE - July 31, 2005 (UNAUDITED)        32,157,560 $ 2,531,644  $  (412,801) $(1,834,577)  $        --   $   (23,333)$   260,933
                                          =========== ===========  ===========  ===========   ===========   =========== ===========

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                        For the
                                                                                      Period from
                                                                                     September 22,
                                                    For the Nine     For the Nine        2003
                                                    Months Ended     Months Ended   (Inception) to
                                                      July 31,         July 31,        July 31,
                                                        2005            2004            2005
                                                     -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (703,711)    $  (737,446)     $(1,930,347)
                                                     -----------     -----------      -----------
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization of deferred consulting fees             180,467         150,000          416,667
    Stock issued for services                                 --              --            6,600
    Stock options issued for services                         --          10,999           10,999
    Amortization of intangibles                           22,500          22,500           55,000
  Changes in operating assets and liabilities:
    Increase in accounts receivable                      (29,526)        (31,250)         (29,526)
    Decrease in prepaid expenses - related party              --          35,000               --
    Increase in prepaid expenses                         (17,500)             --          (17,500)
    Increase in accounts payable                          37,717            (285)          54,525
    Increase in accrued payroll                               --          11,167               --
    Increase in accrued interest - related parties            --         (16,931)              --
    Increase in accrued interest                              --          (4,948)              --
   Decrease in deferred revenue                               --         (30,000)         (30,000)
                                                     -----------     -----------      -----------

       NET CASH USED IN OPERATING
        ACTIVITIES                                      (510,053)       (591,194)      (1,463,582)
                                                     -----------     -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of intangible assets                               --              --         (100,000)
                                                     -----------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of stock purchase liability                      --              --         (300,000)
  Advances from related parties                               --              --          300,000
  Repayment of advances from related parties                  --              --         (300,000)
  Proceeds from notes payable - related parties               --              --          600,000
  Repayment of notes payable -related parties                 --        (600,000)        (600,000)
  Repayment of notes payable assumed                          --        (150,000)        (150,000)
  Proceeds from issuance of common stock (net of
   stock issue costs of $203,116)                             --       1,391,002        2,056,778
  Collection of stock subscription receivable                 --             126              226
                                                     -----------     -----------      -----------

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                   $        --     $   641,128      $ 1,607,004
                                                     -----------     -----------      -----------


            See Notes to Condensed Consolidated Financial Statements

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS,
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                                                                       September 22,
                                                        For the Nine    For the Nine      2003
                                                        Months Ended    Months Ended   (Inception) to
                                                          July 31,        July 31,      July 31,
                                                           2005            2004           2005
                                                         ---------       ---------      ---------
        NET (DECREASE) INCREASE IN CASH                  $(510,053)      $  49,934      $  43,422

CASH - Beginning of period                                 553,475          93,994             --
                                                         ---------       ---------      ---------

CASH - End of period                                     $  43,422       $ 143,928      $  43,422
                                                         =========       =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:

    Interest                                             $      --       $  83,975      $  83,975
    Taxes                                                $   1,700       $      --      $   1,700

  Non-cash investing and financing activities:

  Issuance of common stock in exchange for services to
   to be rendered                                        $      --       $ 300,000      $ 300,000

            See Notes to Condensed Consolidated Financial Statements.

                          CELL POWER TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                   (Unaudited)

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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of July 31, 2005, the Company has incurred accumulated net losses of $1,930,347 since its inception, has working capital of $35,923 and stockholders' equity of $260,933. The Company has significantly limited capital resources and will require additional funding in order to sustain its operations, market its products and execute its overall business plan. The Company expects to incur additional losses in the foreseeable future. There is no assurance that the Company will generate revenue or raise the funds that it needs to maintain its operation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                          CELL POWER TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                   (Unaudited)

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

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at July 31, 2005, and its results of operations and cash flows for the nine months ended July 31, 2005 not misleading. Operating results for the nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005.

PRINCIPLES OF CONSOLIDATION

      The accompanying condensed consolidated financial statements include the accounts of Cell Power and its wholly owned subsidiary Cell Power LLC. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

      The Company generates revenue from two specific sources; (a) royalties on the sale of individual Cellboost units generated by other entities in certain markets; and (b) Cellboost product sales generated by the Company. Revenues generated from either royalty rights or Company product sales are recognized when persuasive evidence of an arrangement exists pursuant to which units are shipped, the fee is fixed and determinable and collectibility is probable. Revenues from royalties of Cellboost units were $45,557 and $70,836 for the nine months ended July 31, 2005 and 2004, respectively, and $15,647 and $14,410 for the three months ended July 31, 2005 and 2004, respectively. Revenues from the distribution of the Cellboost product were $164,445 and $31,250 for the nine months ended July 31, 2005 and 2004, respectively and $0 and $31,250 for the three months ended July 31, 2005 and 2004, respectively.

                          CELL POWER TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                   (Unaudited)

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

      The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the nine and three months ended July 31, 2005 and 2004, respectively:

                                          Nine Months Ended        Three Months Ended
                                               July 31,                 July 31,
                                          2005         2004         2005         2004
                                        ---------    ---------    ---------    ---------
Net loss as reported                    $(703,711)   $(737,446)   $(189,274)   $(281,356)

Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                           (6,770)      (6,770)      (2,256)      (2,256)
                                        ---------    ---------    ---------    ---------

     Pro forma net loss                 $(710,481)   $(744,216)   $(191,530)   $(283,612)
                                        =========    =========    =========    =========

Net loss per share, basic and diluted
     as reported                        $   (0.02)   $   (0.03)   $   (0.01)   $   (0.01)
                                        =========    =========    =========    =========

     Pro forma net loss per share,
      basic and diluted                 $   (0.02)   $   (0.03)   $   (0.01)   $   (0.01)
                                        =========    =========    =========    =========

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Upon adoption of this pronouncement the Company may need to record additional stock compensation expense.

                          CELL POWER TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                   (Unaudited)

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

      In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 4 - NET LOSS PER SHARE

      Basic net loss per share is computed by dividing net loss applicable to common shares by the number of weighted-average common shares outstanding during the period. Common stock equivalents have been excluded from the weighted-average shares for the nine and three months ended July 31, 2005 and 2004, respectively, as their inclusion would be antidilutive. Potentially dilutive securities include an aggregate of 4,190,016 and 3,098,416, stock options and warrants for the purchase of common stock at July 31, 2005 and 2004, respectively.

NOTE 5 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

      During the nine and three months ended July 31, 2005 and 2004 the Company's revenue was generated entirely from royalties received from E & S International Enterprises, Inc. ("E & S"), and the sale of Cellboost units to two customers.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

CONSULTING SERVICES CONTRACTS

      In October 2003, the Company entered into a management services agreement with an entity that was considered to be a related party prior to the Exchange Agreement. The original terms of the agreement provided that the Company receive general business and management services for monthly payments of $35,000 for five years. In December 2004, the Company and the consultant amended the agreement to reduce the required monthly payments to $17,500 commencing January 2005. The Company incurred $192,500 and $52,500 of fees under this contract during the nine and three months ended July 31, 2005, respectively and $315,000 and $105,000 for the nine and three months ended July 31, 2004, respectively.

                          CELL POWER TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                   (Unaudited)

      In January 2004, the Company entered into a separate consulting services agreement for corporate finance advisory and business development services. The contract provides for monthly payments of $5,000 for six months and an option to purchase common stock of the Company. The option, which expires January 2014, provides for the purchase of 514,000 shares of the Company's common stock at an exercise price of $0.75 per share and has a fair value of $10,999. In December 2004, the Company and the consultant entered into an amendment to the consulting agreement pursuant to which beginning January 1, 2005 and continuing on a month-to-month basis, the consultant will receive monthly payments of $3,000. The Company paid $13,000 of fees under this contract during the nine months ended July 31, 2005. The agreement was terminated as of February 2005 upon the mutual agreement of the Company and the Consultant.

      In July 2005 the Company entered into a consulting agreement for marketing and sales services. The agreement provides for payments of $20,000 for each month of July and August 2005 for certain start-up expenses. In addition, the consultant will receive a $0.20 commission per unit sold in Latin and South America.

EMPLOYMENT AGREEMENT

      The Company entered into a three-year employment agreement, effective November 1, 2003, with its Chief Executive Officer and President. The agreement provides for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of the Company's common stock, pursuant to terms in the Agreement. In December 2004, the Company and its Chief Executive Officer entered into an amendment to the employment agreement pursuant to which beginning January 1, 2005 and continuing through the term of the Agreement, the Chief Executive Officer is not entitled to a salary. Compensation expense under this agreement amounted to $20,000 and $0 for the nine and three months ended July 31, 2005, respectively and $98,561 and $31,310 for the nine and three months ended July 31, 2004, respectively and is presented as officer's salary in the accompanying condensed consolidated statement of operations.

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

FINANCIAL CONDITION

      We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. As of July 31, 2005, we had an accumulated deficit of $1,834,577. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

      REVENUES. We currently generate revenues from the collection of royalties payable to us based on the net number of Cellboost units sold by E & S in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. These royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to us with respect to sales by E & S to retailers and distributors are $0.10 and $0.05, respectively. Revenues from royalties were $45,557 and $70,836 for the nine months ended July 31, 2005 and 2004, respectively. Revenues from our distribution of the Cellboost product for the nine months ended July 31, 2005 and 2004 amounted to $164,445 and $31,250, respectively.

      Our plan is to accelerate the development of new markets for Cellboost in Latin and South America. We expect to incur significant additional expenditures in implementing our marketing plan and will likely generate operating losses for the foreseeable future. There can be no assurance that we will be profitable at any time in the foreseeable future.

      OPERATING EXPENSES. Our operating expenses for the nine months ended July 31, 2005 and 2004 amounted to $740,905 and $740,637 and were principally comprised of consulting and professional fees. Commencing January 2005, our payments under the contract with Superior Associates has been reduced by 50% and our Chief Executive Officer and President is no longer receiving (nor entitled to) a salary.

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

      As of July 31, 2005, our existing cash resources were approximately $43,000, in addition to which during August and September we collected approximately $29,000 from royalties and distribution of the Cellboost product which were sold during the nine months ended July 31, 2005. We need to raise additional funds as we believe our existing cash resources will enable us to maintain operations and meet our obligations as they come due only through the fourth quarter of 2005.

      Net cash used in operating activities during the nine months ended July 31, 2005 was $510,053 and is primarily attributable to consulting, professional and marketing fees.

      Management intends to seek additional needed funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We have no commitments for any additional funding and no assurance can be given that we will be able to raise additional funds on commercially acceptable terms or at all. Unless we can raise needed capital or experience a significant increase in royalty income payable to us by E & S, we may need to curtail expenditures and cancel or delay our efforts to establish and expand a marketing presence for Cellboost in South and Latin America. Commencing January 2005, our monthly operating expenses have been reduced by $29,500 through the reduction of salaries and consulting fees. There can be no assurance, however, that these reductions are sustainable or that we can sustain the business for any significant length of time solely through initiatives to reduce our costs. These matters raise substantial doubt about our ability to continue as a going concern.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005.

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

      In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

      In connection with the audit of our financial statements for the year ended October 31, 2004, Marcum & Kliegman LLP, our independent registered public accounting firm ("Marcum") advised us that it had identified a material weakness in our controls over financial reporting under standards established by the Public Company Accounting Oversight Board with respect to our royalty reporting. The material weakness identified by Marcum relates to our ability to record royalty revenue, the data for which we obtain from an outside party in reports that are furnished to us on a calendar quarterly basis, which, as of the quarter ended January 31, 2005, did not coincide with our fiscal quarters. This required us to estimate revenue for the final month of each fiscal quarter. Specifically, Marcum communicated their identification of the material weakness to us at our October 31, 2004 year end audit committee meeting that we held in January 2005. For the year ended October 31, 2004, the effect of this timing difference was not material to our financial statements.

      We discussed the aforementioned material weakness in detail with our independent registered public accounting firm, which firm specifically recommended that we contact the outside party to request a change in the reporting structure that is currently provided for under our licensing agreement. We immediately accepted this recommendation and contacted the outside party to request that the royalty reports be provided to us in intervals that coincide with our fiscal reporting periods. The outside party has acknowledged our request and has committed to provide us with such reports in intervals that coincide with our fiscal quarters beginning in the quarter ended April 30, 2005. We received the requested reports for the quarter ended April 30, 2005 in June 2005.

      Notwithstanding our efforts, we did not receive the requested reports for the month of July 2005 as of the date of the filing of this quarterly report. However, based on the amounts of the royalties earned during May and June 2005 we do not believe that the amount of royalties for July 2005 that would have been reported by such third party are significant. We are currently in the process of evaluating and considering remedies available to us in order to obtain the data in the time frame that we require.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31. Rule 13a-14(a) / 15d-14(a) Certification

32. Section 1350 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

DATE: September 19, 2005               CELL POWER TECHNOLOGIES, INC.

                                       /s/ JACOB HERSKOVITS
                                       --------------------------------------
                                       JACOB HERSKOVITS
                                       CHIEF EXECUTIVE OFFICER
                                       (AND PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER)