Form 10KSB
period 2005-10-31
Cell Power Technologies Inc
filed 2006-02-14
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|.

Issuer's revenues for its most recent fiscal year: $230,987

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 13, 2006 was $857,878 (based on the last reported sale price of $0.05 per share on February 13, 2006).

The number of shares of the registrant's common stock outstanding as of February 13, 2006 was 32,157,560.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                          CELL POWER TECHNOLOGIES, INC.
                         2005 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.........................................    1

ITEM 2.    DESCRIPTION OF PROPERTY.........................................   12

ITEM 3.    LEGAL PROCEEDINGS...............................................   12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   12

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........   12

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......   14

ITEM 7.    FINANCIAL STATEMENTS............................................   18

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................   18

ITEM 8A.   CONTROLS AND PROCEDURES.........................................   19

ITEM 8B.   OTHER INFORMATION...............................................   20

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............   20

ITEM 10.   EXECUTIVE COMPENSATION..........................................   20

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS.................................   22

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   22

ITEM 13.   EXHIBITS........................................................   23

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES............................   24

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

Cell Power Technologies, Inc. is a development stage company that was originally incorporated in the State of Florida in January 2001 under the name "e-The Movie Network, Inc." for the purpose of selling videos over the Internet. In November 2003, we entered into a Share Exchange Agreement with the holders of the membership interests of Cell Power Technologies LLC, a Delaware limited liability company ("Cell Power LLC") that was organized in September 2003, pursuant to which we acquired all of the membership interests of Cell Power LLC. Cell Power LLC was engaged in the marketing and sale of a portable cell phone battery known as "Cellboost". Following the transaction, Cell Power LLC became our wholly owned subsidiary.

In April 2004, we changed our name to "Cell Power Technologies, Inc." All references to "we," "our," or "us" in this filing refer to Cell Power Technologies, Inc. and our subsidiary Cell Power LLC.

CELLBOOST PORTABLE BATTERY

Cell Power LLC was originally organized to acquire certain rights to CellboostTM. Cellboost is a patented simple disposable power source encased in a hard shell of plastic with a phone specific plug providing instant talk time to dead phone batteries as well as serving as a charging device for cellular phones. The device attaches to the charger port of a cell phone and delivers enough energy to the phone to enable up to 60 minutes of extra talk time. Cellboost is intended to supply a needed energy source for built in phone batteries, thereby avoiding the "dead" cell phone phenomenon. Smaller than a matchbook, Cellboost comes in phone specific models to fit most cellphones and includes a portable battery with a non-degenerating three-year shelf life. Cellboost is currently available in ten different models that are compatible with Nokia, Motorola, Sony Erickson, Samsung, LG, Sanyo and Siemens cell phones. Each Cellboost has a plastic cap which makes their storage in pocketbooks or pockets convenient. The caps are color-coded to indicate the brand of phone that the model works with.

Cellboost was developed by Jumpit AS ("Jumpit"), a private company based in Oslo, Norway. In December 2001, Jumpit applied for patent protection for the backup battery for a rechargeable phone. In March 2004, the United States Patent Office granted the patent. Patent applications are pending in other parts of the world, including South and Latin America.

OUR RIGHTS TO CELLBOOST PRODUCT

In February 2003, E&S International Enterprises, Inc. ("E&S"), a California-based electronics distributor, entered into a worldwide exclusive license agreement, as subsequently amended, with Jumpit for the distribution of the Cellboost battery. E&S subsequently trademarked the name Cellboost. Under the license agreement, E&S must meet certain performance targets on an annual basis in order to maintain exclusive distribution rights its agreement with Jumpit. The license continues through February 2013, and contains a provision in which six months prior to its scheduled expiration date of the license, the parties can agree to consider, in good faith, the basis for an extension of the agreement.

In February 2003, E&S entered into an agreement with Global Link Technologies, Inc. ("Global Link"), pursuant to which E&S agreed to pay Global Link a royalty for all sales in the territories below of the Cellboost units in consideration of Global Link's termination of an agreement that it then had with Jumpit. Under such agreement, E&S is required to pay Global Link the following royalties:

o $.10 on net sales made to retailers in the United States, Mexico, Canada and Israel;

o $.05 on net sales made to distributors in the United States, Mexico, Canada and Israel; and

o $.075 on all pre-approved net sales made by E&S in South America, which is defined as south of Mexico and north of Tierra Del Fuego, Argentina including the Caribbean but not Puerto Rico or the U.S. Virgin Islands).

E&S also granted Global Link the right to serve as exclusive sub-distributor in Latin America and as a distributor for the United States, Mexico and Canada. Sales by E&S in Latin America must be pre-approved. Global Link's license agreement expires in February 2013, subject to any extension in the original license agreement between E&S and Jumpit.

In October 2003, Cell Power Technologies LLC, our wholly owned subsidiary, prior to entering into the Share Exchange Agreement with our company, entered into an asset purchase agreement with Global Link wherein Cell Power LLC purchased Global Link's royalty rights with respect to sales in North and Central America, Mexico, the Caribbean and Israel entitling our company to receive royalties on the net number of units sold by E&S in those territories. The royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to our company with respect to sales by E&S to retailers and distributors are $0.10 and $0.05, respectively. These rights expire on February 12, 2013, subject to any extension in the underlying agreement between Jumpit and E&S.

In December 2003, Cell Power Technologies LLC entered into an amended and restated amendment agreement with Global Link (the "Global Link Agreement") for exclusive sub-distribution rights in Latin and South America, comprised of Global Link's rights under the license agreement as they relate to the sale and distribution of the Cellboost product in Latin and/or South America (which is defined as those countries and territories south of Mexico and north of Tierra Del Fuego). Pursuant to this agreement, we are required to remit royalties to Global Link through 2005, based on units sold, and to E&S, equal to 50% of gross profit on units sold by us as an exclusive sub-distributor. The royalty fees due Global Link can be paid, at our sole discretion, either in the form of cash or unregistered shares of common stock with a market value equal to the amount of the obligation.

In January 2005, we received a letter from (or on behalf of) Global Link together with a document titled "First Amendment to the Amended and Restated Asset Purchase Agreement" (the "First Amendment"). The Global Link Agreement currently provides that royalty fees are payable through the end of 2005. The First Amendment, which we believe was inappropriately obtained by Global Link and therefore is not valid, provides for the payment of royalties to Global Link in perpetuity. Although the First Amendment was executed by our Chief Executive Officer, it was never delivered to Global Link by our Company. We do not believe that the First Amendment is enforceable and intend to vigorously defend our Company against any claim initiated by Global Link with respect to this matter. However, we cannot assure you that we would necessarily be successful in our efforts to defend our Company against a formal claim, if such a claim were initiated by Global Link.

Additionally, beginning in December 2004, Global Link has communicated to the Company in a series of letters that it may have retained certain rights under the Global Link Agreement to distribute Cellboost in Latin and South America and that through certain of our actions or inactions we are in breach of such agreement. We do not believe that these contentions have any merit. Global Link has not initiated a formal claim to date with respect to any matter involving the agreement with them; however, we cannot assure you that we would be successful in our efforts to defend our Company against such a formal claim if Global Link were to initiate such a claim.

As discussed in further detail in Item 3 (Legal Proceedings), in September 2005, we filed a complaint in the Superior Court of the State of California in Los Angeles County against E&S and certain other defendants alleging, among other things, that E&S has purported to grant a third party the exclusive right to distribute Cellboost units Latin America without our consent in violation of the royalty and sub-distribution agreement and asset purchase agreement and has falsified sales reports to reduce the reported number of Cellboost units sold and otherwise withheld information from us in an effort to deprive us of the royalties we are contractually owed under the royalty and sub-distribution and the asset purchase agreements. In December 2005, the defendants filed a demurrer with respect to some of our causes of action and defendants for failure to state a claim on which relief can be granted. In February 2006, the defendants' demurrer was granted with respect to certain causes of action and defendants, and the Company was granted leave to amend its original complaint. We cannot currently estimate the damages that we have incurred as a result of these actions and are seeking an open book accounting to permit us to do so. We cannot assure you that we will prevail on any of the claims set forth in the complaint. A determination of the claims, or any material part of them, that is adverse to us could have a material adverse effect on our business, operating results and financial condition.

If the license agreement entered between E&S and Jumpit were to be terminated for any reason, our rights acquired from Global Link would also be terminated. The termination of this agreement or a material change in its terms could have a material adverse effect on our business.

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

OUR STRATEGY

Our objective is to accelerate the development of new markets for Cellboost in Latin and South America. Our immediate objective is to implement a dual-pronged marketing plan in an effort to establish markets for Cellboost in Latin and South American markets. However, the implementation of any part or component of our strategy is expressly subject to our raising capital resources in an amount sufficient or adequate to maintain our operations and to realize our business plan. While we are trying to raise funds, we currently have no commitments for any funding and we cannot assure you that we will be able to raise funds on commercially acceptable terms or at all.

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

The second prong of the marketing plan consists of marketing and sales to consumers. Experience in North America has shown that education of consumers to the benefits of the product leads directly to increased sales. However, we believe that this prong of the marketing plan cannot commence until there is sufficient availability of the product in the market to satisfy consumer demand. Under the terms of the agreement between Global Link and E&S, we are entitled to purchase Cellboost units from E&S at net cost (to E&S).

We have engaged Superior Associates in order to design an appropriate marketing plan for the penetration of the South and Latin American markets. These consultants have prepared budgets and forecasts indicating what the cost of the marketing plan may be. However, management believes that it will need additional funds in order to establish and develop a distribution framework for Latin and South America. Unless the royalty revenues significantly increase, we anticipate that we will need to raise capital through the issuance of securities in order to exploit any opportunities. If we are unable to raise the needed funds and if the royalty revenues do not materialize in the needed amounts, we will need to curtail expenditures and delay or cancel the execution of our plans. We do not currently have any commitment for financing and we can not assure you that we will be able to raise capital on commercially acceptable terms or at all.

We cannot assure you that we will be successful in realizing our business plan and establishing a distribution route for the Cellboost product in South America or that even if we successfully establish such marketing framework, that we will become profitable. We are subject to several business risks and we will need to raise additional capital in order to effect our business plan.

In an effort to realize our business plan, we are also exploring the possibility of combining our business with that of another participant in our industry. We currently we have no commitments in this regard and we cannot assure you that will ever enter into a definitive agreement regarding any such combination.

EMPLOYEES AND CONSULTANTS

We currently have only one employee, our Chief Executive Officer and President. Our Chief Executive Officer and President also currently serves as our sole director. In October 2003, we entered into a three-year employment agreement with our Chief Executive Officer and President. The agreement originally provided for a salary of $120,000 per annum. In December 2004, we entered into an amendment to the employment agreement pursuant to which, beginning in January 2005 and continuing through the term of the agreement, our Chief Executive Officer and President is not entitled to a salary.

We have entered into several consulting agreements pursuant to which we obtain significant services, including office premises, administrative services as well as other more specialized services such as marketing.

In October 2003, prior to our acquisition of our wholly owned subsidiary, Cell Power LLC entered into a consulting services contract with Superior Associates ("Superior"). Superior developed our business plan, created our initial web page and provided us with operational and logistical support services. The services covered under this agreement include the provisions of office premises, secretarial and administrative day-to-day services, warehousing and showroom services. Under our original agreement with Superior, we were required to remit monthly payments of $35,000 for five years; however, commencing January 2005, this agreement was revised to reduce the payments to $17,500 per month. We paid $70,000 to Superior under this contract in 2003, of which $35,000 was expensed as a consulting fee for the period from September 22, 2003 (inception) to October 31, 2003 and $35,000 was reflected as a pre-paid expense in our October 31, 2003 balance sheet. We paid $385,000 to Superior under this contract in fiscal year 2004. Aggregate fees incurred for services under this contract amounted to $420,000 (including $35,000 prepaid in 2003 and $385,000 paid in 2004) for of the year ended October 31, 2004 and $245,000 for the year ended October 31, 2005. The consultant agreed to waive the amounts due under this contract for November and December 2005 and January 2006.

Future payments under this agreement, as amended, for each year are as follows:

       FOR THE
      YEAR ENDING
      OCTOBER 31,                        AMOUNT
      -----------                       --------
         2006                           $157,500
         2007                            210,000
         2008                            192,500
                                        --------
         Total                          $560,000
                                        ========


In January 2004, we entered into a consulting contract for operational and financial services with Judah Marvin Feigenbaum. The original term of the agreement expired in July 2004 and was extended on a month-to-month basis until February 2005 at which time it was terminated. The agreement originally provided for monthly payments of $5,000 for six months and an option to purchase our common stock. In January 2005, the monthly payments were reduced to $3,000 per month. The option, which expires January 2014, provides for the purchase of 514,000 shares of our common stock at an exercise price of $0.75 per share.

AVAILABLE INFORMATION

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

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

WE MUST RAISE FUNDS ON AN IMMEDIATE BASIS IN ORDER TO REMAIN IN BUSINESS.

We believe that our available cash resources are not sufficient to enable us to maintain operations through the second fiscal quarter of 2006. Although we raised approximately $90,000 in short-term debt financing between October 2005 and January 2006 and intend to seek additional needed funds through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, we have no commitments for any additional funding and we cannot assure you that we will be able to raise additional funds on commercially acceptable terms or at all. Unless we can raise needed capital or experience a significant increase in royalty income payable to us, we will need to curtail expenditures and cancel or delay the execution of our business plan and cease operations altogether. We are also exploring the possibility of combining our business with that of another participant in our industry. We currently we have no commitments in this regard and we cannot assure you that will ever enter into a definitive agreement regarding any such combination. To the extent that operating or marketing expenses increase, the need for additional funding may be accelerated and we cannot assure you that any such additional funding can be obtained on terms acceptable to us, if at all. If we are not able to generate sufficient capital to fund our current operations, either from operations or through additional financing, we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may be forced to significantly reduce or cease our current operations. This could significantly reduce the value of our securities and cause investment losses for our shareholders.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

For the period from September 22, 2003 (inception) through October 31, 2004 and for the year ended October 31, 2005, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and cash flow deficiencies since our inception. We are continuing to incur losses. Our ability to continue as a going concern is dependant on our ability to generate revenues from operations and/or to obtain funds from outside sources by selling our securities or by obtaining loans from financial institutions when possible. Our continued net losses and stockholders' deficit increase the difficulty we are experiencing in meeting our goals and we cannot assure you that our methods will prove successful.

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We have incurred net losses of $2,237,499 since our inception. We have not yet achieved profitability and we cannot assure you that we will become profitable within the foreseeable future as we must continue to fund our operating and capital expenditures, establish and expand our markets, and develop our sales and marketing and advertising plans. We cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

WE HAVE A LIMITED OPERATING HISTORY IN WHICH TO EVALUATE OUR BUSINESS

We have limited operating history and limited assets. Our limited financial resources are significantly less than those of other companies in our industry, which can develop, market and sell similar products. We cannot assure you, however, that the implementation of the overall business plan developed by management, will result in sales or that if it does result in sales, that such sales will necessarily translate into profitability. Failure to properly develop our plan of expansion will prevent us from becoming a profitable enterprise.

WE ARE ENTITLED TO RECEIVE ROYALTIES FROM SALES MADE BY E&S, WHICH ROYALTY REVENUE COMBINED WITH DIRECT SALES OF CELLBOOST COMPRISES ALL OF OUR REVENUE TO DATE. IF THE PAYMENT OF SUCH ROYALTIES WERE TO CEASE AND/OR WE LOST OUR RIGHT TO DISTRIBUTE CELLBOOST OUR RESULTS FROM OPERATIONS WOULD BE MATERIALLY IMPACTED.

A substantial portion of the revenues we have generated to date have been royalty revenues paid by E&S. Unless we establish a marketing presence in South America and generate revenues from sales in that region, we anticipate that royalty payments from E&S will continue to be a substantial source of revenues for our company. Accordingly, the maintenance of a good working relationship with E&S may be vital to our business. If E&S were to cease payment of the royalty, then our revenues will be negatively impacted and we may be forced to cease operations.

In September 2005, we filed a complaint in the Superior Court of the State of California in Los Angeles County against E&S and certain other defendants alleging, among other things, that E&S has purported to grant a third party the exclusive right to distribute Cellboost units Latin America without our consent in violation of the royalty and sub-distribution agreement and asset purchase agreement and has falsified sales reports to reduce the reported number of Cellboost units sold and otherwise withheld information from us in an effort to deprive us of the royalties rightfully owed to it under the royalty and sub-distribution agreement and the asset purchase agreement. In December 2005, the defendants filed a demurrer with respect to some of our causes of action and defendants for failure to state a claim on which relief can be granted. In February 2006, the defendants' demurrer was granted with respect to certain causes of action and defendants, and the Company was granted leave to amend its original complaint. We cannot currently estimate the damages that it has incurred as a result of these actions and are seeking an open book accounting to permit us to do so.

IN PERFORMING ITS ASSESSMENT OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, MANAGEMENT IDENTIFIED A MATERIAL WEAKNESS IN OUR ABILITY TO RECORD REVENUE, WHICH WAS INITIALLY BROUGHT TO THE ATTENTION OF MANAGEMENT BY OUR INDEPENDENT AUDITORS AND, IF WE ARE UNABLE TO IMPLEMENT OUR PLAN TO RECTIFY THIS WEAKNESS, WE MAY NOT BE ABLE TO FILE ACCURATE REPORTS WITH THE SEC WHICH COULD RESULT IN THE DELISTING OF OUR COMPANY FROM THE OTC BULLETIN BOARD AND LIMIT OUR ABILITY TO OBTAIN FUTURE FINANCING.

In January 2005, in connection with the audit of our financial statements for the year ended October 31, 2004, Marcum & Kliegman LLP, our independent registered public accounting firm ("Marcum"), identified a material weakness in our controls over financial reporting under standards established by the Public Company Accounting Oversight Board with respect to our royalty reporting. The material weakness identified by Marcum relates to our ability to record royalty revenue, which depends upon our receipt of data from E&S, which they provide in reports that are furnished to us on a calendar quarterly basis. As of the quarter ended January 31, 2005, the end of the calendar quarter did not coincide with the end of our fiscal quarters. This required us to estimate revenue for the final month of the fiscal quarter ended January 31, 2005. For the year ended October 31, 2004, the effect of this timing difference was not material to our financial statements.

However, during the quarter ended January 31, 2005, regardless of the insignificance of the impact of the amount of royalties involved, our sole director and chief executive officer identified a material weakness in our internal controls over financial reporting. For the year ended October 31, 2004 our royalty revenue was $95,044 or 75.3% of total revenue and for the year ended October 31, 2005 it was $66,542 or 28.8% of total revenues.

In order to rectify this deficiency, E&S agreed to provide us with our royalty reports in accordance with our fiscal quarters on a going forward basis and did so for the quarters ended April 30 and July 31 and October 31, 2005. In the event that, in the future, we are unable to obtain reports based on our fiscal periods on a going forward basis, we will not be able to accurately report our financial results. Further, if there is a significant difference between our reported royalty revenue and the actual royalty revenue from prior periods, we may be required to restate our financial statements. If we are unable to accurately report our financial reports or are required to restate prior financial statements, we may be unable to timely file our required annual and quarterly reports and, as a result, we may be delisted from the OTC Bulletin Board. Further, if we are unable to accurately report our results or are required to restate prior financial statements, we may be unable to obtain the required financing to fund our operations in the future and our shareholders may lose their entire investment.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR PRESIDENT.

Our performance and future operating results are substantially dependent on the continued service and performance of our President, Jacob Herskovits, our sole employee, executive officer and director. We rely on Mr. Herskovits to develop our business and identify possible acquisitions. If Mr. Herskovits's services become unavailable, our business and prospects would be adversely affected. We do not currently maintain "key man" insurance for Mr. Herskovits and intend to obtain this type of insurance only when and if we have positive cash flow and are profitable. The loss of the services of Mr. Herskovits could have a material adverse effect on our financial condition, operating results, and, on the market price of our common stock.

OUR RIGHTS TO THE CELLBOOST PRODUCT ARE SUBJECT TO A THIRD PARTY LICENSE AGREEMENT, OVER WHICH WE HAVE NO CONTROL.

The rights that we have to Cellboost are derived from the license agreement entered between Jumpit AG and E&S. This agreement has terms and conditions that must be met in order for E&S to remain as the exclusive licensee of the patent. These terms and conditions relate to yearly sales and to payment obligations. E&S has granted certain of its rights under the license agreement to Global Link with whom our wholly owned subsidiary, Cell Power LLC, entered into a royalty and sub-distribution agreement and an asset purchase agreement. If, for any reason whatsoever, the license agreement between Jumpit and E&S is terminated or E&S were to lose its rights thereunder, or the sublicense agreement entered between E&S and Global Link were terminated, we would also lose all rights we currently have to the Cellboost product, thereby terminating our only source of income. Such a development would have a material adverse effect on our business, financial condition and prospects.

In addition, Global Link has communicated that it believes that we have breached certain provisions of our agreement with it, a contention with which we disagree.

In September 2005, we filed a complaint in the Superior Court of the State of California in Los Angeles County against E&S and certain other defendants alleging, among other things, that E&S has purported to grant a third party the exclusive right to distribute Cellboost units Latin America without our consent in violation of the royalty and sub-distribution agreement and asset purchase agreement and has falsified sales reports to reduce the reported number of Cellboost units sold and otherwise withheld information from us in an effort to deprive us of the royalties rightfully owed to it under the royalty and sub-distribution agreement and the asset purchase agreement. In December 2005, the defendants filed a demurrer with respect to some of our causes of action and defendants for failure to state a claim on which relief can be granted. In February 2006, the defendants' demurrer was granted with respect to certain causes of action and defendants, and the Company was granted leave to amend its original complaint. We cannot currently estimate the damages that it has incurred as a result of these actions and is seeking an open book accounting to permit us to do so.

WE ARE DEPENDENT ON REVENUES GENERATED BY A SOLE PRODUCT AND THUS WE ARE SUBJECT TO MANY ASSOCIATED RISKS

Our revenue is generated through the sale of a portable cell phone battery known as "Cellboost" in South America, which is defined as all countries south of Mexico and north of Tierra Del Fuego, Argentina and through royalty payments on all sales of Cellboost units in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. Unless we expand our product offerings to include related or other products, our likely source of revenues for the foreseeable future will continue to be generated by the Cellboost portable battery. Accordingly, 100% of our revenue is dependent upon the sale of Cellboost. Our business may be impacted in the event that:

o potential users are satisfied with other means for charging their cell phone battery; or

o technological developments render Cellboost obsolete; or

o our patent is infringed upon.

Thus, we may expend our financial resources on marketing and advertising without generating concomitant revenues. If we cannot generate sufficient revenues to cover our overhead, manufacturing and operating costs, we will fail.

OUR SOLE EXECUTIVE OFFICER AND DIRECTOR CURRENTLY BENEFICIALLY OWNS 15,125,000 SHARES OF COMMON STOCK OR 46.9% OF OUR OUTSTANDING COMMON STOCK, AND, AS A RESULT, YOU WILL NOT BE ABLE TO CONTROL OR EFFECT THE POLICY OF OUR COMPANY.

We currently have one executive officer (our President) and director. Our sole officer and director, Jacob Herskovits, beneficially owns 15,000,000 shares of common stock. In addition, Mr. Herskovits holds an option to purchase 500,000 shares of common stock which vests in equal annual installments of 125,000 shares over four years, the first installment of which vested in September 2005. The option is exercisable at a per share exercise price of $0.50. As of February 13, 2006, Mr. Herskovits beneficial holdings represented 46.9% of the total issued and outstanding shares of our common stock. As a result, Mr. Herskovits will have a decisive influence in the election of our directors, shaping of our policies and procedures, determining if and when any dividends are paid and determining the circumstances under which we may be sold or merged, along with other important corporate decisions.

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

IF WE ARE UNABLE TO RETAIN MANAGEMENT AND OTHER PERSONNEL TO EFFECTIVELY MANAGE OUR GROWTH, INCLUDING SALES OF CELLBOOST IN LATIN AND SOUTH AMERICA, OUR OPERATIONS MAY BE SIGNIFICANTLY IMPACTED OR CURTAILED.

We intend to expand our operations rapidly and significantly, which requires us to raise substantial additional capital including possible sales of our common stock, which could substantially dilute existing shareholders. Our potential rapid growth will place significant demands on our management and other resources which, given the expected future growth rate, is likely to continue. To manage any future growth, we will need to attract, hire and retain highly skilled and motivated officers and employees and improve existing systems and/or implement new systems for:

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

NEW CORPORATE GOVERNANCE REQUIREMENTS ARE LIKELY TO INCREASE OUR COSTS AND MAKE IT MORE DIFFICULT TO ATTRACT QUALIFIED DIRECTORS.

Since 2002, we have faced new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the Securities and Exchange Commission. We expect that these laws, rules and regulations will continue to increase our legal and financial compliance costs and make some activities more difficult, time-consuming and costly. We expect that these new requirements will also continue to make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements may also make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board.

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

THE SUBSTANTIAL NUMBER OF SHARES THAT ARE OR WILL BE ELIGIBLE FOR SALE COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE EVEN IF WE ARE SUCCESSFUL.

In August 2005, our registration statement on Form SB-2 (Registration No. 333-120573) relating to the resale of up to 14,836,576 shares of common stock held by certain of our stockholders was declared effective by the Securities and Exchange Commission. All of the shares covered by this registration statement are freely tradable.

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

Pursuant to the consulting agreement entered into with Superior, we lease showroom and warehouse facilities located at 370 19th St., Brooklyn NY 11215, which premises also house the offices of Superior. We believe that our corporate offices and showroom and warehousing facilities are sufficient to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS.

In September 2005, we filed a complaint in the Superior Court of the State of California in Los Angeles County against E&S and certain other defendants alleging, among other things, that E&S has purported to grant a third party the exclusive right to distribute Cellboost units Latin America without our consent in violation of the royalty and sub-distribution agreement and asset purchase agreement and has falsified sales reports to reduce the reported number of Cellboost units sold and otherwise withheld information from us in an effort to deprive us of the royalties rightfully owed to it under the royalty and sub-distribution agreement and the asset purchase agreement. We cannot currently estimate the damages that we have incurred as a result of these actions and are seeking an open book accounting to permit us to do so.

In December 2005, the defendants filed a demurrer with respect to some of our causes of action and some of the defendants on the grounds that our complaint had failed to state a claim on which relief can be granted. In February 2006, the defendants' demurrer was granted with respect to certain causes of action and defendants, and the Company was granted leave to amend its original complaint.

We cannot assure you that we will prevail on any of the claims set forth in the complaint. A determination of the claims, or any material part of them, that is adverse to us could have a material adverse effect on our business, operating results and financial condition.

Except as described in the preceding paragraph, we are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. From time to time, we may be a party to litigation or other legal proceedings that we would be considered to be a part of the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol "CLPW". Although trading in our common stock has occurred on a relatively consistent basis, the volume of shares traded has been limited. We cannot assure you that an established trading market will develop, that the current market will be maintained or that a liquid market for our common stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table sets forth the quarterly high and low bid prices per share of common stock for the two most recently completed fiscal years as reported on the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The closing price of our common stock on February 13, 2006 was $0.05 per share.

                           High           Low

      Year ended October 31, 2005

      Fourth Quarter       $0.42         $0.07
      Third Quarter        $0.25         $0.09
      Second Quarter       $0.47         $0.21
      First Quarter        $0.95         $0.35

      Year ended October 31, 2004

      Fourth Quarter       $0.84         $0.36
      Third Quarter        $1.93         $0.45
      Second Quarter       $2.95         $0.15
      First Quarter        $0.10         $0.10


As of February 13, 2006, there were 32,157,560 shares of common stock outstanding.

As of February 13, 2006, there were approximately 507 stockholders of record of our common stock. This does not reflect those shares held beneficially or those shares held in "street" name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

We currently do not have an equity compensation plan.

UNREGISTERED SECURITIES ISSUED DURING THE QUARTER ENDED OCTOBER 31, 2005

Set forth below is certain information concerning sales by us of unregistered securities during the three months ended October 31, 2005.

In September 2005, in connection with our entry into a loan agreement and the loan to us of $60,000 thereunder, we issued the lender a two-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.13 per share.

In October 2005, in connection with the loan to us of an additional $10,000 under the loan agreement referred to above, we issued the lender a two-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.13 per share.

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

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We were incorporated in the State of Florida in January 2001 under the name "e-The Movie Network, Inc." to sell movie videos over the Internet. On April 29, 2004, our name was changed to Cell Power Technologies, Inc. Our original business plan never materialized and, in November 2003, we entered into an agreement with the holders of the membership interests in Cell Power LLC, a Delaware limited liability company, pursuant to which we issued shares of our common stock for all outstanding membership interests in Cell Power LLC. Following the transaction, Cell Power LLC became a wholly owned subsidiary of our company.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED OCTOBER 31, 2005 AND THE YEAR ENDED OCTOBER 31,
2004

REVENUES. Revenues from royalties of Cellboost units were $66,542 and $95,044 for the years ended October 31, 2005 and 2004, respectively, representing a decrease of approximately 30%. This decrease was primarily attributable to a reduction in royalty income received from E&S. Revenues from the distribution of the Cellboost product were $164,445 and $31,250 for the years ended October 31, 2005 and 2004, respectively, representing an increase of approximately 426%. This increase was primarily attributable to additional Cellboost units sold directly by us.

COST OF GOODS SOLD. Costs of goods sold, consisting of production costs and amortization of intangibles, were $186,106 and $46,579 for the years ended October 31, 2005 and October 31, 2004, respectively, representing an increase of approximately 299%. This increase was primarily attributable to an increase in Cellboost unit costs associated with additional sales made directly by us.

OPERATING EXPENSES. Operating expenses, consisting of consulting and professional fees, officer's salary and marketing and other expenses, were $914,496 and $1,148,486 for the years ended October 31, 2005 and October 31, 2004, respectively, representing a decrease of approximately 20%. This decrease was primarily attributable to reductions in the consulting fees paid to Superior and in the salary paid to our Chief Executive Officer offset by an increase in professional fees incurred in connection with our amendments of our Annual Report on Form 10-KSB for the year ended October 31, 2004, our Quarterly Reports on Form 10-QSB for the quarters ended January 31, 2005 and April 30, 2005, and our Registration Statement on Form SB-2 (File No. 333-1205730.

In October 2003, we entered into a consulting services contract with an entity that was considered to be a related party prior to the Exchange Agreement. The original terms of the agreement required monthly payments of $35,000 for five years. In December 2004, we amended the consulting services contract to reduce the required monthly payments to $17,500 commencing in January 2005. The consultant agreed to waive the amounts payable under the consulting services agreement for November and December 2005 and January 2006.

In October 2003, we entered into a three-year employment agreement with our Chief Executive Officer and President. The agreement originally provided for a salary of $120,000 per annum. In December 2004, we entered into an amendment to the employment agreement pursuant to which, beginning in January 2005 and continuing through the term of the agreement, our Chief Executive Officer and President is not entitled to a salary.

OTHER (INCOME) EXPENSES. Other (income) expenses, consisting of interest expense, penalties and interest income, were $141,248 and $62,095 for the years ended October 31, 2005 and October 31, 2004, respectively, representing an increase of approximately 127%. This increase was primarily attributable to penalties incurred as a result of the delay in the effectiveness of a registration statement on behalf of certain stockholders.

NET LOSS. Net loss for the years ended October 31, 2005 and October 31, 2004 was $1,010,863 and $1,130,866, respectively, representing a decrease of approximately 11%. This decrease was primarily attributable to an increase in Cellboost unit sales and a reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $2,404 as of October 31, 2005 compared to $553,475 at October 31, 2004.

Net cash used in operating activities was $621,071 for the year ended October 31, 2005 compared to $847,423 for the same period in 2004. The decrease in cash used in operations is primarily attributable to a reduction in operating expenses achieved as a result of the curtailment of the salary payable to our President and a reduction in fess paid to our consultants.

Net cash used in investing activities was $0 for the years ended October 31, 2005 and October 31, 2004.

Net cash provided by financing activities was $70,000 for the year ended October 31, 2005 and $1,306,904 for the year ended October 31, 2004. Cash provided by financing activities during the years ended October 31, 2005 and 2004 primarily consisted of proceeds from a note payable and from the issuance of our common stock.

To date, we have funded our operations primarily through the sales of our securities.

In September 2005, we entered into a loan agreement with Yeshiva Rabbi Solomon Kluger (the "Lender") pursuant to which the Lender made an initial loan evidenced by a promissory note payable by us in the principal amount of $60,000. The loan bears interest at the annual rate of 6.0% and repayment of the principal amount of the loan and interest accrued thereon is due on the 120th day after the closing under the loan agreement. In consideration of the Lender making the initial loan to us, we issued to the Lender a warrant to purchase 500,000 shares of our common stock, exercisable for two years, at an exercise price of $0.13 per share. If we fail to timely repay the loan, then for each 30 day period for which the loan remains outstanding we are obligated to issue to the Lender a warrant to purchase the number of shares of our common stock equal to the amount outstanding under the loan and otherwise having terms and conditions identical to the warrant issued at the closing. At any time until the initial loan becomes due, the Lender may make additional loans to us on terms and subject to conditions identical to those of the initial loan and in amounts to be agreed upon. In consideration of making any such additional loan, we are obligated to issue to the Lender a warrant to purchase the number of shares of the our common stock equal to ten times the principal amount of that additional loan and otherwise having terms and conditional identical to the initial warrant. For the year ended October 31, 2005 the principal amount outstanding under the loan agreement was $70,000. Between November 2005 and January 2006, we raised an additional $20,000 from the Lender. In February 2006, the loan agreement was amended to extend the maturity of the initial loan for an additional 90 days. In consideration of that extension, we issued the Lender a warrant to purchase 180,000 shares of our common stock, exercisable for two years at an exercise price of $0.05 per share, and reduced the exercise price of each warrant previously issued to the Lender under the loan agreement to $0.05.

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

We believe our existing cash resources will not be sufficient to maintain operations through the first fiscal quarter of 2006. We require additional funds to continue to meet our liquidity needs and satisfy our current business plan. It is likely that we will need to raise additional funds to pay existing current liabilities as they come due, as well as to meet our operating requirements, prior to the receipt of revenues from operations. Management is seeking to raise additional needed funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We have no commitments for any additional funding and we cannot assure you that we will be able to raise additional funds on commercially acceptable terms or at all. We are also exploring the possibility of combining our business with that of another participant in our industry. We currently we have no commitments in this regard and we cannot assure you that will ever enter into a definitive agreement regarding any such combination. Unless we can raise needed capital or experience a significant increase in royalty income payable to us by E&S, we will need to cancel or further delay our efforts to establish and expand a marketing presence for Cellboost in South and Latin America or possibly cease operations altogether. Since the beginning of fiscal year 2005, our monthly operating expenses have been reduced through the reduction of salaries and consulting fees. While we continue to curtail expenses, we cannot assure you that further reductions alone without any increase in revenues or other sources of funds will sustain our business for any significant length of time.

Our continuation as a going concern is dependent upon, among other things, our ability to obtain additional financing when and as needed, and to generate sufficient cash flow to meet our obligations on a timely basis. We cannot assure you that we will be able to obtain such financing on commercially acceptable terms or at all. Our independent registered public accounting firm, in their reports on our financial statements for the years ended October 31, 2004 and October 31, 2005 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

In addition, any future capital raise by our company will result in substantial dilution to existing stockholders.

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

In October 2004, the FASB ratified the Emerging Issues Task Force's ("EITF") 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

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

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of the convertible debt with a beneficial conversion results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date, (which is recorded in shareholder's equity for book purposes, but as a liability for income tax purposes ) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005.

EITF Issues 05-4, 05-7 and 05-8 do not currently have an effect on our consolidated financial position or results of operations since we do not currently have any convertible debt instruments outstanding.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of our company for the year ended October 31, 2005 are attached hereto following the signature page commencing on page F-1.

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

On April 22, 2004, we appointed Marcum & Kliegman, LLP, independent public accountants to audit our consolidated financial statements for the fiscal year ended October 31, 2004. During the two most recent fiscal years and through the date of this report, neither our company nor anyone on our behalf consulted with Marcum regarding either the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13d-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer (and Principal Accounting Officer) concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (as amended to date, the "Exchange Act"), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our financial statements are presented in conformity with generally accepted accounting principles.

Our company is not an accelerated filer (as defined in the Exchange Act) and is currently not required to deliver management's report on our internal control over financial reporting until our fiscal year ended October 31, 2007.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Jacob Herskovits, our Chief Executive Officer and President, is our sole executive officer and director.

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

EXECUTIVE OFFICERS OF OUR COMPANY

Officers are appointed to serve at the discretion of the Board of Directors. Mr. Herskovits, our sole executive officer, currently serves as our Chief Executive Officer and President.

CODE OF ETHICS

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of our company. A copy of such code is attached as an exhibit to our annual report on Form 10-KSB for the period from September 22, 2003 (inception) to October 31, 2003.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on our review of copies of all disclosure reports filed by directors and executive officers of our company pursuant to Section 16(a) of the Securities Exchange Act, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our directors and executive officers during the fiscal year ended October 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending October 31, 2005, 2004 and 2003 exceeded $100,000 (collectively, the "Named Executive Officers").

                               ANNUAL COMPENSATION

                                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                        ------------------------------------------    --------------------------------
                                                                                       SECURITIES          ALL OTHER
NAME AND                                                            OTHER ANNUAL       UNDERLYING        COMPENSATION
PRINCIPAL POSITION              YEAR    SALARY($)    BONUS($)     COMPENSATION($)     OPTIONS (#)(1)          ($)
------------------              ----    ---------    --------   ------------------    --------------    --------------
Jacob Herskovits                2005      20,000           --          --                       --             --
  Chief Executive Officer       2004     120,000           --          --                  500,000             --
                                2003          --           --          --                       --             --

                              OPTION GRANTS IN 2005

OPTION GRANTS IN 2005

No stock options were granted to the Named Executive Officers during the year ended October 31, 2005

       AGGREGATE OPTIONS EXERCISED IN 2005 AND 2005 YEAR END OPTION VALUES

The Named Executive Officers did not exercise any stock options during the year ended October 31, 2005. The following table sets forth information as of October 31, 2005 concerning options held by the Named Executive Officers.

                                                         Number of Securities      Value of Unexercised
                                                        Underlying Unexercised      In-the-Money Options
                          Shares          Value         Options at Fiscal Year     At Fiscal Year End ($)
                        Acquired on      Realized                End (#)                Exercisable/
Name                    Exercise (#)       ($)        Exercisable/Unexercisable      Unexercisable (1)
----                   -------------       ---        -------------------------      -----------------
Jacob Herskovits           --              --          125,000 / 375,000               $0 / $0

(1) Based upon the difference between the exercise price of such options and the closing price of the common stock ($0.07) on October 31, 2005, as reported on the OTC Bulletin Board, no options held by Named Executive Officers were in-the-money.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

EXECUTIVE EMPLOYMENT AGREEMENTS

We entered into a three-year employment agreement, effective November 1, 2003, with Jacob Herskovits, our sole executive officer and director. The original agreement provided for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of our common stock. In December 2004, the agreement was amended so that, beginning in January 2005 and continuing through the term of the agreement, Mr. Herskovits is not entitled to a salary. The options are scheduled to vest in equal annual installments of 125,000 shares, the first of which vested in September 2005 and the remainder of which will vest in each of September 2006, 2007 and 2008. The original term of the agreement will automatically renew for successive one year terms unless either we or Mr. Herskovits terminates the agreement upon 90 days' written notice.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 13, 2006 by each person who is known by us to beneficially own more than 5% of our common stock; by each of our officers and directors; and by all of our officers and directors as a group. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

-------------------------------------------------------------------------------------------------------------------
Name of Beneficial Owner                            Common Stock Beneficially Owned(1) Percentage of Common Stock
-------------------------------------------------------------------------------------------------------------------
Jacob Herskovits(2)                                                       15,125,000(3)                      46.9%
c/o Cell Power Technologies, Inc.
1428 36th Street, Suite 205
Brooklyn, New York 11218
-------------------------------------------------------------------------------------------------------------------

SOS Resource Services Inc.                                                 2,200,000                          6.8%
403 East Main Street
Port Jefferson, NY 11777
-------------------------------------------------------------------------------------------------------------------

All of executive officers and directors (1 person)                        15,125,000                         46.9%
-------------------------------------------------------------------------------------------------------------------

* Less than 1% of the outstanding common stock.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 13, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 32,157,560 shares of common stock outstanding on February 13, 2006.

(2) Executive officer and/or director.

(3) Includes 15,000,000 shares of common stock and 125,000 shares of common stock issuable upon exercise of currently exercisable options. Does not include options to purchase 375,000 shares of common stock that vest commencing in equal annual installments in September 2006, 2007 and 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2004, we entered into a one-year consulting agreement with SOS Resource Services Inc. which provides that the consultant shall perform corporate planning services for us in exchange for 1,500,000 shares of our common stock.

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

10.1 Exclusive Distribution Agreement entered between Jumpit AS and E & S International Enterprises, Inc.(4)

10.2 Agreement entered between Global Link Technologies, Inc. and E & S International Enterprises, Inc.(4)

10.3 Exclusive Distribution Agreement entered between Global Link Technologies, Inc. and Cell Power Technologies LLC(4)

10.4 Asset Purchase Agreement entered between Global Link Technologies, Inc. and Cell Power Technologies LLC(4)

10.5           Employment Agreement entered between the Company and Jacob
               Herskovits(4)+

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

10.10          Consulting Agreement by and between SOS Resource Services Inc.
               and the Company dated February 12, 2004(4)

10.11 Consulting Agreement by and between GRQ Consultants, Inc. and the Company dated February 12, 2004(4)

10.12 Share Exchange Agreement by and between Cell Power Technologies, Inc. and e- The Movie Network, Inc. (4)

10.13 Consulting Agreement entered by and between Superior Associates and the Company(4)

10.14 Loan Agreement by and between Cell Power Technologies, Inc. and Yeshiva Rabbi Solomon Kluger

10.15 Promissory Note issued by Cell Power Technologies, Inc. to Yeshiva Rabbi Solomon Kluger

10.16 Common Stock Purchase Warrant issued by Cell Power Technologies, Inc. to Yeshiva Rabbi Solomon Kluger

10.17 Letter Agreement dated as of February 7, 2006 between Cell Power Technologies, Inc. and Yeshiva Rabbi Solomon Kluger

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

 +    Management contract


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Marcum & Kliegman LLP for the fiscal year ended October 31, 2005 and 2004. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements for the fiscal years ended October 31, 2005 and October 31, 2004. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

                      Fiscal Year Ended              Fiscal Year Ended
                      October 31, 2005               October 31, 2004
----------------------------------------------------------------------
Audit Fees                $81,878                         $57,319
----------------------------------------------------------------------
Audit Related Fees             $0                              $0
----------------------------------------------------------------------
Tax Fees                       $0                              $0
----------------------------------------------------------------------
All Other Fees                 $0                              $0
----------------------------------------------------------------------
Total                     $81,878                         $57,319


Audit Fees were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees. There were no fees classified as Audit-Related Fees for each of our last two fiscal years.

Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning. There were no fees classified as Tax Fees for each of our last two fiscal years.

There were no fees classified as All Other Fees for each of our last two fiscal years.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures. Our sole director, Jacob Herskovits, approved the engagement of Marcum & Kliegman and signed the engagement letter.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CELL POWER TECHNOLOGIES, INC.

                              /s/ Jacob Herskovits
                              --------------------
                              By: Jacob Herskovits
                              Title: Chief Executive Officer,
                                     Principal Financial/Accounting Officer
                                     and Director
                              Date: February 14, 2006



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                              /s/ Jacob Herskovits
                              --------------------
                              By: Jacob Herskovits
                              Title: Chief Executive Officer,
                                     Principal Financial/Accounting Officer
                                     and Director
                              Date: February 14, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cell Power Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Cell Power Technologies, Inc., and Subsidiary (a development stage company) as of October 31, 2005, and the related consolidated statements of operations, changes in stockholders' (deficiency)/equity, and cash flows for the year then ended, for the year ended October 31, 2004 and for the period from September 22, 2003 (inception) to October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Power Technologies, Inc. and Subsidiary as of October 31, 2005, and the results of their operations and their cash flows for the year then ended, for the year ended October 31, 2004 and for the period from September 22, 2003 (inception) to October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum & Kliegman LLP
-------------------------

New York, New York
January 24, 2006




                                       /s/ Marcum & Kliegman LLP
New York, New York
February 14, 2006

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                October 31, 2005


                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $  2,404
  Accounts receivable                                                    21,006
  Prepaid expense                                                        10,046
                                                                       --------

      TOTAL CURRENT ASSETS                                               33,456



INTANGIBLE ASSETS, net of accumulated amortization of $62,500           217,510
                                                                       --------

      TOTAL ASSETS                                                     $250,966
                                                                       ========

                 See Notes to Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                October 31, 2005


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    61,487
  Accrued interest                                                          402
  Accrued expense                                                       132,595
  Note payable, net of unamortized discount of $22,493                   47,507
                                                                    -----------

      TOTAL CURRENT LIABILITIES                                         241,991
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, no par value, 100,000,000 shares authorized;
    32,157,560 shares issued and outstanding                          2,531,644
  Paid-in capital deficiency                                           (380,940)
  Deficit accumulated during the development stage                   (2,141,729)
                                                                    -----------

      TOTAL STOCKHOLDERS' EQUITY                                          8,975
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   250,966
                                                                    ===========

                 See Notes to Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                                                                       For the
                                                                                     Period from
                                                       For the        For the       September 22,
                                                     Year Ended     Year Ended     2003 (Inception)
                                                     October 31,    October 31,    to October 31,
                                                         2005           2004             2005
                                                     -----------    -----------    ----------------
REVENUE
  Product sales                                      $   164,445    $    31,250    $        195,695
  Royalties                                               66,542         95,044             161,586
                                                     -----------    -----------    ----------------
      TOTAL REVENUE                                      230,987        126,294             357,281
                                                     -----------    -----------    ----------------

COST OF GOODS SOLD
  Product costs                                          156,106         16,579             172,685
  Amortization of intangibles                             30,000         30,000              62,500
                                                     -----------    -----------    ----------------
      TOTAL COST OF GOODS SOLD                           186,106         46,579             235,185
                                                     -----------    -----------    ----------------
        GROSS PROFIT                                      44,881         79,715             122,096
                                                     -----------    -----------    ----------------

OPERATING EXPENSES
  Consulting fees                                        556,700        809,549           1,421,249
  Professional fees                                      268,111        144,564             428,477
  Officer's salary                                        20,000        119,160             139,160
  Marketing and other                                     69,685         75,213             145,487
                                                     -----------    -----------    ----------------

      TOTAL OPERATING EXPENSES                           914,496      1,148,486           2,134,373
                                                     -----------    -----------    ----------------

        OPERATING LOSS                                  (869,615)    (1,068,771)         (2,012,277)
                                                     -----------    -----------    ----------------

OTHER EXPENSES (INCOME)
  Interest expense - related parties                          --         46,043              62,974
  Interest expense                                         9,770         16,052              30,770
  Late filing penalty on common stock registration       132,595             --             132,595
  Interest income                                         (1,117)            --              (1,117)
                                                     -----------    -----------    ----------------

      TOTAL OTHER EXPENSES                               141,248         62,095             225,222
                                                     -----------    -----------    ----------------

        NET LOSS                                     $(1,010,863)   $(1,130,866)   $     (2,237,499)
                                                     ===========    ===========    ================

Basic and diluted net loss per common share          $     (0.03)   $     (0.04)
                                                     ===========    ===========

Weighted-average common shares outstanding            32,157,560     28,763,157
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
         Period from September 22, 2003 (Inception) to October 31, 2005
--------------------------------------------------------------------------------

                                                                                                  Deficit
                                                                                                Accumulated
                                                            Common Stock           Paid-in      During the        Stock
                                                      -------------------------    Capital      Development    Subscription
                                                        Shares        Amount      Deficiency       Stage        Receivable
                                                      ---------------------------------------------------------------------
BALANCE - September 22, 2003 (Inception)                       --   $        --   $       --    $        --    $         --

  Issuance of common stock at inception
    for $.00001  per share                             22,600,000           226           --             --            (226)
  Issuance of common stock in connection
    with purchase of intangible assets at
    October 3, 2003 for $.00001 per share               1,000,000            10           --             --              --
  Collection of stock subscription
    receivable on October 24, 2003                             --            --           --             --             100
  Net loss                                                     --            --           --        (95,770)             --
                                                      -----------   -----------   ----------    -----------    ------------
BALANCE - October 31, 2003                             23,600,000           236           --        (95,770)           (126)

  Effects of reverse merger at November 3, 2003:
    Capitalization of LLC's accumulated deficit at
      time of recapitalization                                 --            --      (95,770)        95,770              --
    Equity of e-The Movie Networks, Inc. at time of
      recapitalization                                  2,100,000        28,030     (328,030)            --              --
  Stock options issued to consultant for services
    on January 22, 2004                                        --            --       10,999             --              --
  Issuance of common stock to consultants
    for services on February 12, 2004                   3,000,000       300,000           --             --              --
  Issuance of common stock for $.20 per share
    on March 10, 2004                                     250,000        50,000           --             --              --
  Collection of stock subscription
    receivable on March 15, 2004                               --            --           --             --             126
  Issuance of common stock for $.75 per share
    and warrants on June 11, 2004, net of
    issuance costs of $26,600                             864,000       621,400           --             --              --
  Issuance of common stock for $.75 per share
    and warrants on July 30, 2004, net of
    issuance costs of $98,292                           1,090,560       719,602           --             --              --
  Issuance of common stock for $.75 per share
    and warrants on September 1, 2004, net of
    issuance costs of $51,600                             672,000       452,400           --             --              --
  Issuance of common stock to consultants
    for services on September 24, 2004                    250,000       140,000           --             --              --
  Issuance of common stock for $.75 per share
    and warrants on October 6, 2004, net of
    issuance costs of $26,624                             320,000       213,376           --             --              --
  Issuance of common stock to consultants
    for services on October 20, 2004                       11,000         6,600           --             --              --
  Amortization of deferred consulting fees                     --            --           --             --              --
  Net loss                                                     --            --           --     (1,130,866)             --
                                                      -----------   -----------   ----------    -----------    ------------
BALANCE - October 31, 2004                             32,157,560     2,531,644     (412,801)    (1,130,866)             --
  Amortization of deferred consulting fees                     --            --           --             --              --
  Stock warrants issued to lender                              --            --       31,861             --              --
  Net loss                                                     --            --           --     (1,010,863)             --
                                                      -----------   -----------   ----------    -----------    ------------
BALANCE - October 31, 2005                             32,157,560   $ 2,531,644   $ (380,940)   $(2,141,729)   $         --
                                                      ===========   ===========   ==========    ===========    ============


                                                       Deferred
                                                      Consulting
                                                         Fees         Total
                                                      ------------------------
BALANCE - September 22, 2003 (Inception)              $       --   $        --

  Issuance of common stock at inception
    for $.00001  per share                                    --            --
  Issuance of common stock in connection
    with purchase of intangible assets at
    October 3, 2003 for $.00001 per share                     --            10
  Collection of stock subscription
    receivable on October 24, 2003                            --           100
  Net loss                                                    --       (95,770)
                                                      ----------   -----------
BALANCE - October 31, 2003                                    --       (95,660)

  Effects of reverse merger at November 3, 2003:
    Capitalization of LLC's accumulated deficit at
      time of recapitalization                                --            --
    Equity of e-The Movie Networks, Inc. at time of
      recapitalization                                        --      (300,000)
  Stock options issued to consultant for services
    on January 22, 2004                                       --        10,999
  Issuance of common stock to consultants
    for services on February 12, 2004                   (300,000)           --
  Issuance of common stock for $.20 per share
    on March 10, 2004                                         --        50,000
  Collection of stock subscription
    receivable on March 15, 2004                              --           126
  Issuance of common stock for $.75 per share
    and warrants on June 11, 2004, net of
    issuance costs of $26,600                                 --       621,400
  Issuance of common stock for $.75 per share
    and warrants on July 30, 2004, net of
    issuance costs of $98,292                                 --       719,602
  Issuance of common stock for $.75 per share
    and warrants on September 1, 2004, net of
    issuance costs of $51,600                                 --       452,400
  Issuance of common stock to consultants
    for services on September 24, 2004                  (140,000)           --
  Issuance of common stock for $.75 per share
    and warrants on October 6, 2004, net of
    issuance costs of $26,624                                 --       213,376
  Issuance of common stock to consultants
    for services on October 20, 2004                          --         6,600
  Amortization of deferred consulting fees               236,200       236,200
  Net loss                                                    --    (1,130,866)
                                                      ----------   -----------
BALANCE - October 31, 2004                              (203,800)      784,177
  Amortization of deferred consulting fees               203,800       203,800
  Stock warrants issued to lender                             --        31,861
  Net loss                                                    --    (1,010,863)
                                                      ----------   -----------
BALANCE - October 31, 2005                            $       --   $     8,975
                                                      ==========   ===========

                 See Notes to Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                         For the
                                                                                       Period from
                                                         For the        For the       September 22,
                                                       Year Ended     Year Ended     2003 (Inception)
                                                       October 31,    October 31,    to October 31,
                                                           2005           2004             2005
                                                       -----------    -----------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(1,010,863)   $(1,130,866)   $     (2,237,499)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Amortization of deferred consulting fees             203,800        236,200             440,000
      Stock issued for services                                 --          6,600               6,600
      Stock options issued for services                         --         10,999              10,999
      Amortization of discount on note payable               9,368             --               9,368
      Amortization of intangibles                           30,000         30,000              62,500
    Changes in operating assets and liabilities:
      Increase in accounts receivable                      (21,006)            --             (21,006)
      Decrease in prepaid expenses - related party              --         35,000                  --
      Increase in prepaid expenses                         (10,046)            --             (10,046)
      Increase in accounts payable                          44,679         16,523              61,487
      Decrease in accrued interest - related parties            --        (16,931)                 --
      Increase (decrease) in accrued interest                  402         (4,948)                402
      Increase in accrued expenses                         132,595             --             132,595
      Decrease in deferred revenue                              --        (30,000)            (30,000)
                                                       -----------    -----------    ----------------

        NET CASH USED IN OPERATING ACTIVITIES             (621,071)      (847,423)         (1,574,600)
                                                       -----------    -----------    ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of intangible assets                                 --             --            (100,000)
                                                       -----------    -----------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits in escrow                                            --        300,000                  --
  Repayment of stock redemption liability                       --       (300,000)           (300,000)
  Advances from related parties                                 --             --             300,000
  Repayment of advances from related parties                    --             --            (300,000)
  Proceeds from notes payable - related parties                 --             --             600,000
  Repayment of notes payable -related parties                   --       (600,000)           (600,000)
  Proceeds from notes payable                               70,000             --              70,000
  Repayment of notes payable assumed                            --       (150,000)           (150,000)
  Proceeds from issuance of common stock (net of
    stock issue costs of $203,116)                              --      2,056,778           2,056,778
  Collection of stock subscription receivable                   --            126                 226
                                                       -----------    -----------    ----------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES      $    70,000    $ 1,306,904    $      1,677,004
                                                       -----------    -----------    ----------------

                 See Notes to Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS,
--------------------------------------------------------------------------------


                                                                                            For the
                                                                                          Period from
                                                             For the        For the      September 22,
                                                           Year Ended     Year Ended    2003 (Inception)
                                                           October 31,    October 31,    to October 31,
                                                               2005           2004            2005
                                                           -----------    -----------   ----------------

        NET (DECREASE) INCREASE IN CASH                    $  (551,071)   $   459,481   $          2,404

CASH - Beginning of period                                     553,475         93,994                 --
                                                           -----------    -----------   ----------------

CASH - End of period                                       $     2,404    $   553,475   $          2,404
                                                           ===========    ===========   ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the periods for:

    Interest                                               $        --    $    83,975   $         83,975

  Non-cash investing and financing activities:

    Issuance of common stock in exchange for services to
      to be rendered                                       $        --    $    17,599   $         17,599

    Issuance of common stock warrants in connection
      with note payable                                    $    31,861    $        --   $         31,861

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

As a development stage enterprise, the Company is subject to all of the risks and uncertainties that are associated with starting a new business (see Note 2)

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of October 31, 2005, the Company has incurred accumulated net losses of $2,237,499 since its inception, has negative working capital of $208,535 and stockholders' equity of $8,975. The Company has limited capital resources and will require additional funding in order to maintain its operations, market its products and execute its overall business plan. The Company expects to incur additional losses in the foreseeable future. There is no assurance that the Company will generate revenue or raise the funds that it needs to maintain its operation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                         IMPAIRMENT OF LONG LIVED ASSETS

The Company reviews the carrying value of its intangible assets when specific events and circumstances would indicate that their carrying amounts may not be recoverable. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as the excess of the carrying amount of an intangible asset over its estimated fair value. The Company, based on its most recent evaluation, determined that its intangible assets were not impaired during the period from September 22, 2003 (inception) to October 31, 2005. There can be no assurance that future impairment tests of the intangible assets will not result in a charge to operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                                  INCOME TAXES

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

To date, the Company has generated approximately $2.2 million of losses, which would amount to approximately $800,000 in deferred tax assets that are fully reserved. The Company's losses through the year ended October 31, 2004 were approximately $1.1 million, which would amount to approximately $400,000 in deferred tax assets that were also fully reserved at October 31, 2004. Accordingly, the change in the valuation allowance amounts to approximately $400,000, which is equal to the increase in the estimated amount of deferred tax assets. The Company's utilization of net operating losses that it may have available to offset taxable income in future periods, if any, could be subject to a substantial limitation under the "Change of Ownership" provisions under
Section 382 of the Internal Revenue Code.

The difference between the expected and actual income tax rates for each of the years presented is as follows:

                                                               October 31,
                                                             2005       2004
                                                            ------     ------
    U. S. federal expected income tax rate                      34%        34%
    State and local income taxes, net of federal benefit        12%        12%
    Effect of permanent differences                              1%         0%
                                                            ------     ------
                                                                47%        46%
    Less valuation allowance                                   (47%)      (46%)
                                                            ------     ------
    Effective income tax rate                                    0%         0%
                                                            ======     ======

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

As of October 31, 2005, the Company had 500,000 stock options outstanding to its Chief Executive Officer that it granted in November 2003 at an exercise price of $0.50 per share and vest ratably over 5 years. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended October 31, 2005 and 2004

                                                        YEARS ENDED
                                                        OCTOBER 31,
                                                   2005             2004
                                                ---------        ---------
Net loss as reported                          $(1,010,863)     $(1,130,866)

Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                  (9,027)          (9,027)
                                                ---------        ---------

Pro forma net loss                            $(1,019,890)     $(1,139,893)
                                                =========        =========
Net loss per share, basic and diluted
      as reported                             $     (0.03)     $     (0.04)
                                                =========        =========
Pro forma net loss per share,
      basic and diluted                       $     (0.03)     $     (0.04)
                                                =========        =========


The fair value of employee stock options at date of grant was estimated using the Black-Scholes fair value-based method with the following weighted average assumptions:


      Expected Life (Years)            5 through 8
      Interest Rate                         3.33%
      Annual Rate of Dividends                --%
      Volatility                              96%

The weighted average fair value of options at date of grant using the fair value-based method is estimated at $0.06.

                               REVENUE RECOGNITION

The Company generates revenue from two specific sources; (a) royalties on the sale of individual Cellboost units generated by other entities in certain markets; and (b) Cellboost product sales generated by the Company. Revenues generated from either royalty rights or Company product sales are recognized when persuasive evidence of an arrangement exists pursuant to which units are shipped, the fee is fixed and determinable and collectibility is assured. Revenues from royalties of Cellboost units were $66,542 and $95,044 for the years ended October 31, 2005 and 2004, respectively. Revenues from the distribution of the Cellboost product were $164,445 and $31,250 for the years ended October 31, 2005 and 2004.

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of current assets and current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

                               NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common shares by the number of weighted-average of common shares outstanding during the period. Common stock equivalents have been excluded from the weighted-average shares for the years ended 2005 and 2004, as inclusion is antidilutive. Potentially dilutive securities at October 31, 2005 include 1,014,000 stock options and 3,776,016 common stock purchase warrants.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

In October 2004, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

In September 2005, the FASB ratified EITF 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of the convertible debt with a beneficial conversion results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date, (which is recorded in shareholder's equity for book purposes, but as a liability for income tax purposes ) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005.

EITF Issues 05-4, 05-7 and 05-8 do not currently have an effect on our consolidated financial position or results of operations since we do not currently have any convertible debt instruments outstanding.

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

NOTE 5 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the years ended October 31, 2005 and 2004 the Company's revenue was generated entirely from royalties received from E&S International Enterprises, Inc. ("E&S") (see Note 6) , and the sale of Cellboost units to two customers. The Company's purchases are from one supplier.

NOTE 6 - ACQUISITION OF INTANGIBLE ASSETS

In October 2003, Cell Power Technologies LLC, the Company's wholly owned subsidiary, prior to entering into the Share Exchange Agreement with our Company, entered into an asset purchase agreement with Global Link Technologies, Inc. ("GBLK") wherein Cell Power LLC purchased Global Link's royalty rights with respect to sales in North and Central America, Mexico, the Caribbean and Israel entitling our Company to receive royalties on the net number of units sold by E&S in those territories. These rights entitle the Company to the payment of royalties on the net number of units sold by E&S in the defined territories. The royalty payments are based on volume, type of sale and territory where such units are sold. The Company is also required to remit royalties to GBLK through 2005, based on units sold, and to E&S, based on gross profit on units sold by the Company as an exclusive sub-distributor, in Latin and South America. The royalty fees due GBLK can be paid, at the Company's sole discretion, either in the form of cash or, shares of the Company's common stock with a market value equal to the amount of the obligation. The Company pledged the intangible assets and rights to receive royalty payments for certain promissory notes that it repaid in July 2004.

The Company acquired these rights for $280,010, which was comprised of $100,000 in cash, the assumption of $30,000 in advanced royalties received by GBLK from E&S, the assumption of a $150,000 promissory note payable and 10 membership units in the Company valued at $10. The aforementioned membership units were exchanged for 1 million shares of the Company's common stock at the time of the Exchange Agreement between Cell Power and Cell Power LLC.

In December 2003, Cell Power Technologies LLC entered into an amended and restated asset purchase agreement with GBLK (the "Global Link Agreement") for exclusive sub-distribution rights in Latin and South America, comprised of GBLK's rights under the license agreement as they relate to the sale and distribution of the Cellboost product in Latin and/or South America (which is defined as those countries and territories south of Mexico and north of Tierra Del Fuego). Pursuant to this agreement, the Company is required to remit royalties to GBLK through 2005, based on units sold, and to E&S, equal to 50% of gross profit on units sold by the Company as an exclusive sub-distributor. The royalty fees due GBLK can be paid, at the Company's discretion, either in the form of cash or unregistered shares of common stock with a market value equal to the amount of the obligation. These rights expire in February 2013.

E&S is the exclusive licensee for Cellboost worldwide. E&S must meet certain financial commitments and/or performance targets, on an annual basis, in order to maintain the exclusive worldwide license for Cellboost. If the agreement that granted E&S its exclusive worldwide license were to be terminated, the rights the Company acquired from GLBK would also be terminated. The termination of these rights will have a material adverse impact on the Company's current and future financial position and results of operations.

In January 2005, the Company received a letter from or on behalf of GBLK together with a document titled First Amendment to the Amended and Restated Asset Purchase Agreement (the "First Amendment"). The First Amendment, which the Company believes was inappropriately obtained by GBLK and, as a result, is not valid, provides that the royalty fees payable to GBLK are payable in perpetuity. The Company does not believe that the First Amendment is enforceable and intends to vigorously defend against any claim GBLK may initiate regarding the payment of royalties after 2005. GBLK has also communicated to the Company that it may have retained certain rights under the Global Link Agreement with respect to Latin and South America and that through certain of Company's actions or inactions the Company may be in breach of such agreement. The Company believes that GBLK's contentions are without merit. GBLK has not initiated any formal claims to date with respect to these assertions. The Company cannot guarantee that it would be successful in its defense against any claims GBLK may initiate with respect to these contentions.

Additionally, in September 2005, the Company filed a complaint in the Superior Court of the State of California in Los Angeles County against ARA Holdings, Inc., E&S, Compact Power Systems, Inc. and certain other individuals alleging breach of contract, breach of covenant of good faith and fair dealing, violation of Sections 1709 and 1710 of the California Civil Code, negligent misrepresentation and violations of Section 17200 et seq. of the California Business and Professions Code and seeking monetary damages in an amount to be determined and an open book accounting.

The complaint relates to the Company's exclusive right to distribute, and right to receive royalties from sales of, units of the Cellboost product line pursuant to the Global Link Agreement and an agreement dated as of February 12, 2003 (the "Royalty and Sub-Distribution Agreement") between E&S and GBLK. The Global Link Agreement and the Royalty and Sub Distribution Agreement are collectively the "Cellboost Rights Agreements".

The Cellboost Rights Agreements provide, in pertinent part, that the Company holds exclusive sub-distribution rights for Cellboost in Latin America, that E&S is not permitted to sell Cellboost units in Latin America without the prior consent of the Company and that E&S is required to pay the Company royalties in specified amounts on sales of Cellboost units the United States, its territories, Canada, Mexico, Latin America and Israel. The complaint alleges, among other things, that E&S has purported to grant a third party the exclusive right to distribute Cellboost units in Latin America without the Company's consent in violation of the Cellboost Rights Agreements and has intentionally failed to provide complete and accurate sales reports as to the number of Cellboost units sold and otherwise withheld information and payment from the Company, with the result that the Company has been fraudulently deprived of royalties rightfully owed to it under the Cellboost Rights Agreements. The complaint states that the damages the Company has incurred as a result of these actions is presently unknown but the Company estimates them to be no less than $32 million.

The Cellboost Rights Agreements are the Company's sole revenue generating agreements.
There can be no assurance that the Company will prevail on any of the claims set forth in the complaint. A determination of the claims, or any material part of them, that is adverse to the Company could have a material adverse effect on the Company's business, operating results or financial condition.


NOTE 6 - ACQUISITION OF INTANGIBLE ASSETS, CONTINUED

As of October 31, 2005, intangible assets consist of the following:

                                                              ESTIMATED
                                           AMOUNT            USEFUL LIFE
                                          --------           -----------
Royalty and distribution rights           $280,010            112 months
Less:  accumulated amortization            (62,500)
                                          --------
          Intangible Assets, Net          $217,510
                                          ========

Amortization expense for the years ended October 31, 2005 and 2004 amounted to $30,000 and $30,000, respectively.

Amortization expense for the intangible assets for the succeeding five years and thereafter is as follows:

      YEAR ENDING
      OCTOBER 31,                           AMOUNT
      -----------                          --------
          2006                             $ 30,000
          2007                               30,000
          2008                               30,000
          2009                               30,000
          2010                               30,000
       Thereafter                            67,510
                                           --------
         Total                             $217,510
                                           ========

NOTE 7 - NOTE PAYABLE

On September 23, 2005, the Company entered into a loan agreement with Yeshiva Rabbi Solomon Kluger (the "Lender") pursuant to which the Lender made an initial loan evidenced by a promissory note payable by the Company in the principal amount of $60,000. The loan bears interest at the annual rate of 6.0% and repayment of the principal amount of the loan and interest accrued thereon is due on the 120th day after the closing under the Loan Agreement. If the Company fails to timely repay the loan, then for each 30 day period for which the loan remains outstanding the Company shall issue to the Lender a warrant to purchase the number of shares of the Company's common stock equal to the amount outstanding under the loan and otherwise having terms and conditions identical to the warrant issued at the closing described below.

In consideration of the Lender making the initial loan to the Company, the Company issued to the Lender a warrant to purchase 500,000 shares of the Company's common stock, exercisable for two years, at an exercise price of $0.13 per share.

The initial loan became due on January 21, 2006, subject to a 90-day grace period that ends on April 21, 2006. The Company did not repay the note on January 21, 2006 (see Note 10). The Loan Agreement provides that, at any time until the initial loan becomes due, the Lender may make additional loans to the Company on terms and subject to conditions identical to those of the initial loan and in amounts to be agreed upon by the Company and the Lender. In consideration of making any such additional loan, the Company shall issue to the Lender a warrant to purchase the number of shares of the Company's common stock equal to ten times the principal amount of that additional loan and otherwise having terms and conditions identical to the initial warrant.

During October 2005, the Lender made an additional loan to the Company in the principal amount $10,000, in consideration of which Company issued to the Lender a warrant to purchase 100,000 shares of the Company's common stock, otherwise having terms and conditions identical to the initial warrant. This additional note payable is due on February 25, 2006.

At October 31, 2005, the outstanding balance of the note payable was $70,000.

In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company recorded a $31,861 discount on the notes payable based upon the relative fair values of the notes and the common stock purchase warrants and is amortizing the discount over the 120 day term of the note. Amortization of the discount on the note payable for the year ended October 31, 2005 was $9,368 and is included as interest expense in the accompanying consolidated statements of operations. In addition, the Company recorded $402 of accrued interest in the accompanying consolidated statements of operations.

NOTE 8 - STOCKHOLDER'S EQUITY

                                  STOCK OPTIONS

In November 2003, the Company granted to its Chief Executive Officer 500,000 stock options, one quarter of which vested in September 2005 and the remaining three quarters of which vest in equal installments in each of September 2006, 2007 and 2008, subject to acceleration under certain circumstances. These options are exercisable for three years from the date on which they vest at an exercise price of $0.50 per share. The weighted average remaining contractual life of these options is 4.5 years.

In January 2004, the Company granted to a consultant 514,000 stock options, which were vested upon grant, in consideration of operational and financial services performed. The options are exercisable for ten years from the date of grant at an exercise price of $0.75 per share. The aggregate fair value of these options was $10,999, which was recorded as a charge to operations during the year ended October 31, 2004.

                                    WARRANTS

Warrant activity for 2004 and 2005 is summarized as follows:

                                                      Weighted
                                                      Average
                                                      Exercise
                                          Warrants     Price
                                          ---------   --------

 Warrants outstanding, October 31, 2003          --       0.00
Granted                                   3,176,016   $   1.25
Exercised                                        --   $   0.00
Forfeited                                        --   $   0.00
                                          ---------
 Warrants outstanding, October 31, 2004   3,176,016   $   1.25
Granted                                     600,000   $   0.13
Exercised                                        --   $   0.00
Forfeited                                        --   $   0.00
                                          ---------
 Warrants outstanding, October 31, 2005   3,776,016   $   1.07
                                          ---------


During the year ended October 31, 2004 the Company issued 2,946,560 warrants to investors in connection with a Private Placement of the Company's common stock at a per share exercise price of $1.25. Also in connection with the Private Placement, the Company issued to three placement agents five-year warrants to purchase up to 229,456 shares of the Company's Common Stock at a per share exercise price of $1.25 on the same terms and conditions as the Warrants issued to the investors in the Private Placement.

During September and October 2005 the Company issued warrants to purchase 600,000 shares of common stock in consideration of a loan (see Note 7).

NOTE 9 - COMMITMENTS

                          CONSULTING SERVICES CONTRACTS

In October 2003, the Company entered into a consulting services contract with an entity that was considered to be a related party prior to the Exchange Agreement. The original terms of the agreement required monthly payments of $35,000 for five years. The Company incurred $245,000 and $420,000 of consulting fees under this contract during the years ended October 31, 2005 and 2004, respectively.

In December 2004, the Company amended the consulting services contract to reduce the required monthly payments to $17,500 commencing January 2005.

The Company and the consultant agreed that the consultant would waive the amounts due for November and December 2005 and January 2006.

Scheduled future minimum payments under the amended consulting services contract are as follows:

        FOR THE
      YEAR ENDING
      OCTOBER 31,                         AMOUNT
      -----------                       ----------
         2006                             $157,500
         2007                              210,000
         2008                              192,500
                                         ---------
         Total                            $560,000
                                         =========


                              EMPLOYMENT AGREEMENT

The Company entered into a three-year employment agreement, effective November 1, 2003, with its Chief Executive Officer and President. The agreement originally provided for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of the Company's common stock, pursuant to terms in the Agreement. In December 2004, the Company and its Chief Executive Officer entered into an amendment to the employment agreement pursuant to which, beginning in January 2005 and continuing through the term of the Agreement, the Chief Executive Officer is not entitled to a salary. Compensation expense under this agreement amounted to $20,000 and $119,160 for the years ended October 31, 2005 and 2004, respectively and is presented as officer's salary in the accompanying consolidated statements of operations.

NOTE 10 - SUBSEQUENT EVENTS

Note Payable

In November and December 2005 and January 2006, the Company borrowed an additional $20,000 from the Lender under the Loan Agreement (see Note 7). In consideration of these additional loans, the Company issued the Lender warrants to purchase an aggregate of 200,000 shares of the Company's common stock, having terms and conditions identical to those of the initial warrant issued to the Lender. In February 2006, the Company and the Lender amended the terms of the Loan Agreement to extend the maturity of the initial loan for an additional 90 days. In consideration of that extension, the Company issued the Lender a warrant to purchase 180,000 shares of the Company's common stock, exercisable for two years at an exercise price of $0.05 per share, and reduced the exercise price of each warrant previously issued to the Lender under the Loan Agreement to $0.05.

Acquisition of Intangible Asset

In December 2005, the defendants named in the complaint filed by the Company in September 2005 in the Superior Court of the State of California in Los Angeles County filed a demurrer with respect to some of the causes of action set forth and some of the defendants named in the complaint on the grounds that the complaint failed to state a claim on which relief can be granted. In February 2006, the defendants' demurrer was granted with respect to certain causes of action and defendants, and the Company was granted leave to amend its original complaint.

In December 2005, the Company received a letter from GBLK in which GBLK alleged that the Company has breached the Global Link Agreement by failing to use its best efforts to enter the Latin American market (see Note 6). The Company believes that GBLK's contentions are without merit. GBLK has not initiated any formal claims to date with respect to these assertions. The Company cannot guarantee that it would be successful in its defense against any claims GBLK may initiate with respect to these contentions.