Form 10QSB
period 2006-01-31
Cell Power Technologies Inc
filed 2006-03-22
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended January 31, 2006

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

      As of March 22, 2006, there were 32,157,560 shares of the small business issuer's common stock outstanding.

      Transitional Small Business disclosure format (check one) Yes |_| No |X|

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

                                                                                         Page
                                                                                        Number
Forward Looking Statements                                                                (i)

Item 1 - Financial Statements (unaudited)

  Condensed Consolidated Balance Sheet at January 31, 2006 (unaudited)                    1-2

  Condensed Consolidated Statements of Operations for the three months ended January 31, 2006 and 2005 and for the period from September 22, 2003
      (inception) to January 31, 2006 (unaudited)                                           3

  Condensed Consolidated Statement of Changes in Stockholders'
     (Deficiency) Equity for the three months ended January 31, 2006 and for the
     period from September 22, 2003 (inception) to January 31, 2006 (unaudited)             4

  Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2006 and 2005 and for the period from September 22, 2003
      (inception) to January 31, 2006 (unaudited)                                         5-6

  Notes to the Condensed Consolidated Financial Statements                                  7

Item 2 - Management's Discussion and Analysis or Plan of Operation                         14

Item 3 - Controls and Procedures                                                           19

                           PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                                 19

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                       19

Item 3 - Defaults upon Senior Securities                                                   20

Item 4 - Submission of Matters to a Vote of Security Holders                               20

Item 5 - Other Information                                                                 20

Item 6 - Exhibits                                                                          20

Signatures                                                                                 21


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

                                      (i)

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                January 31, 2006


                                     ASSETS


CURRENT ASSETS
 Cash                                                                   $    730
 Accounts receivable                                                      35,104
 Prepaid expenses                                                          9,442
                                                                        --------

      TOTAL CURRENT ASSETS                                                45,276


INTANGIBLE ASSETS, net of accumulated amortization
 of $70,000                                                              210,010
                                                                        --------

      TOTAL ASSETS                                                      $255,286
                                                                        ========


            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                January 31, 2006


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Accounts payable                                                    $    77,244
 Accrued interest                                                          1,561
 Accrued expense                                                         133,845
 Note payable, net of unamortized discount of $4,948                      85,052
                                                                     -----------

      TOTAL CURRENT LIABILITIES                                          297,702
                                                                     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Common stock, no par value, 100,000,000 shares authorized;
  32,157,560 shares issued and outstanding                             2,531,644
 Paid-in capital deficiency                                             (375,196)
 Deficit accumulated during the development stage                     (2,198,864)
                                                                     -----------

      TOTAL STOCKHOLDERS' DEFICIENCY                                     (42,416)
                                                                     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIENCY                                                    $   255,286
                                                                     ===========


            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                               For the
                                                                                             Period from
                                                                                            September 22,
                                                     For the Three      For the Three            2003
                                                     Months Ended        Months Ended       (Inception) to
                                                      January 31,        January 31,         January 31,
                                                         2006                2005                2006
                                                     -------------      -------------      ---------------
REVENUE
 Product sales                                       $          --      $          --      $       195,695
 Royalties                                                  14,098             23,700              175,684
                                                     -------------      -------------      ---------------
  TOTAL REVENUE                                             14,098             23,700              371,379
                                                     -------------      -------------      ---------------

COST OF GOODS SOLD
 Product costs                                                  --              1,400              172,685
 Amortization of intangibles                                 7,500              7,500               70,000
                                                     -------------      -------------      ---------------
  TOTAL COST OF GOODS SOLD                                   7,500              8,900              242,685
                                                     -------------      -------------      ---------------
   GROSS PROFIT                                              6,598             14,800              128,694
                                                     -------------      -------------      ---------------

OPERATING EXPENSES
 Consulting fees                                                --            211,967            1,421,249
 Professional fees                                          28,490             76,764              456,967
 Officer's salary                                               --             20,000              139,160
 Marketing and other                                        10,795             29,030              156,282
                                                     -------------      -------------      ---------------

  TOTAL OPERATING EXPENSES                                  39,285            337,761            2,173,658
                                                     -------------      -------------      ---------------

   OPERATING LOSS                                          (32,687)          (322,961)          (2,044,964)
                                                     -------------      -------------      ---------------

OTHER EXPENSES (INCOME)
 Interest expense - related parties                             --                 --               62,974
 Interest expense                                           24,448                 --               55,218
 Late filing penalty on common stock registration               --                 --              132,595
 Interest income                                                --               (690)              (1,117)
                                                     -------------      -------------      ---------------

  TOTAL OTHER EXPENSES  (INCOME)                            24,448               (690)             249,670
                                                     -------------      -------------      ---------------

   NET LOSS                                          $     (57,135)     $    (322,271)     $    (2,294,634)
                                                     =============      =============      ===============

Basic and diluted net loss per common share          $          --      $       (0.01)
                                                     =============      =============

Weighted-average common shares outstanding              32,157,560         32,157,560
                                                     =============      =============

           See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'(DEFICIENCY)EQUITY
         Period from September 22, 2003 (Inception) to January 31, 2006
--------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated
                                       Common Stock           Paid-in      During the        Stock         Deferred
                                -------------------------     Capital      Development    Subscription   Consulting
                                   Shares        Amount      Deficiency       Stage        Receivable        Fees          Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE - September 22, 2003
  (Inception)                            --   $        --   $        --    $        --    $        --    $        --    $        --
  Issuance of common
    stock at inception
    for $.00001  per share       22,600,000           226            --             --           (226)            --             --
  Issuance of common
    stock in connection
    with purchase of
    intangible assets at
    October 3, 2003 for
    $.00001 per share             1,000,000            10            --             --             --             --             10
  Collection of stock
    subscription
    receivable on
    October 24, 2003                     --            --            --             --            100             --            100
  Net loss                               --            --            --        (95,770)            --             --        (95,770)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE - October 31, 2003       23,600,000           236            --        (95,770)          (126)            --        (95,660)
  Effects of reverse
    merger at
    November 3, 2003:
    Capitalization of
      LLC's accumulated
      deficit at time of
      recapitalization                   --            --       (95,770)        95,770             --             --             --
    Equity of e-The
      Movie Networks,
      Inc. at time of
      recapitalization            2,100,000        28,030      (328,030)            --             --             --       (300,000)
  Stock options issued
    to consultant for
    services on
    January 22, 2004                     --            --        10,999             --             --             --         10,999
  Issuance of common
    stock to consultants
    for services on
    February 12, 2004             3,000,000       300,000            --             --             --       (300,000)            --
  Issuance of common stock
    for $.20 per share
    on March 10, 2004               250,000        50,000            --             --             --             --         50,000
  Collection of stock
    subscription
    receivable on
    March 15, 2004                       --            --            --             --            126             --            126
  Issuance of common
    stock for $.75
    per share and warrants
    on June 11, 2004,
    net of issuance costs
    of $26,600                      864,000       621,400            --             --             --             --        621,400
  Issuance of common stock
    for $.75 per share
    and warrants on July
    30, 2004, net of
    issuance costs of $98,292     1,090,560       719,602            --             --             --             --        719,602
  Issuance of common stock
    for $.75 per share
    and warrants on
    September 1, 2004, net of
    issuance costs of $51,600       672,000       452,400            --             --             --             --        452,400
  Issuance of common stock to
    consultants for
    services on September 24,
    2004                            250,000       140,000            --             --             --       (140,000)            --
  Issuance of common stock
    for $.75 per share
    and warrants on October
    6, 2004, net of
    issuance costs of $26,624       320,000       213,376            --             --             --             --        213,376
  Issuance of common stock to
    consultants for services
    on October 20, 2004              11,000         6,600            --             --             --             --          6,600
  Amortization of deferred
    consulting fees                      --            --            --             --             --        236,200        236,200
  Net loss                               --            --            --     (1,130,866)            --             --     (1,130,866)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE -
  October 31, 2004               32,157,560     2,531,644      (412,801)    (1,130,866)            --       (203,800)       784,177
  Amortization of
    deferred consulting fees             --            --            --             --             --        203,800        203,800
  Stock warrants issued
    to lender                            --            --        31,861             --             --             --         31,861
  Net loss                               --            --            --     (1,010,863)            --             --     (1,010,863)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE -
  October 31, 2005               32,157,560   $ 2,531,644   $  (380,940)   $(2,141,729)   $        --    $        --    $     8,975
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========
  Stock warrants
    issued to lender                     --            --         5,744             --             --             --          5,744
  Net loss                               --            --            --        (57,135)            --             --        (57,135)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE -
  January 31, 2006
  (UNAUDITED)                    32,157,560   $ 2,531,644      (375,196)    (2,198,864)   $        --    $        --    $   (42,416)
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    For the
                                                                                                   Period from
                                                                                                  September 22,
                                                           For the Three      For the Three            2003
                                                            Months Ended      Months Ended        (Inception) to
                                                            January 31,        January 31,          January 31,
                                                                2006              2005                 2006
                                                           -------------      -------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $   (57,135)        $  (322,271)        $(2,294,634)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Amortization of deferred consulting fees                       --             110,467             440,000
     Stock issued for services                                      --                  --               6,600
     Stock options issued for services                              --                  --              10,999
     Amortization of discount on note payable                   23,289                  --              32,657
     Amortization of intangibles                                 7,500               7,500              70,000
   Changes in operating assets and liabilities:
     Increase in accounts receivable                           (14,098)            (23,700)            (35,104)
     Decrease (increase) in prepaid expenses                       604                  --              (9,442)
     Increase in accounts payable                               15,757              16,817              77,244
     Increase in accrued interest                                1,159                  --               1,561
     Increase in accrued expenses                                1,250               1,250             133,845
     Decrease in deferred revenue                                   --                  --             (30,000)
                                                           -----------         -----------         -----------

       NET CASH USED IN OPERATING ACTIVITIES                   (21,674)           (209,937)         (1,596,274)
                                                           -----------         -----------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of intangible assets                                  --                  --            (100,000)
                                                           -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of stock redemption liability                        --                  --            (300,000)
     Advances from related parties                                  --                  --             300,000
     Repayment of advances from related parties                     --                  --            (300,000)
     Proceeds from notes payable - related parties                  --                  --             600,000
     Repayment of notes payable -related parties                    --                  --            (600,000)
     Proceeds from notes payable                                20,000                  --              90,000
     Repayment of notes payable assumed                             --                  --            (150,000)
     Proceeds from issuance of common stock (net of
       stock issue costs of $203,116)                               --                  --           2,056,778
     Collection of stock subscription receivable                    --                  --                 226
                                                           -----------         -----------         -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES           $    20,000         $        --         $ 1,697,004
                                                           -----------         -----------         -----------

                 See Notes to Consolidated Financial Statements

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                                   For the
                                                                                                 Period from
                                                         For the Three      For the Three        September 22,
                                                          Months Ended      Months Ended       2003 (Inception)
                                                          January 31,        January 31,        to January 31,
                                                              2006              2005                 2006
                                                         -------------      -------------      ----------------
     NET (DECREASE) INCREASE IN CASH                     $      (1,674)     $    (209,937)     $           730

CASH - Beginning of period                                       2,404            553,475                   --
                                                         -------------      -------------      ---------------

CASH - End of period                                     $         730      $     343,538      $           730
                                                         =============      =============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the periods for:

  Interest                                               $          --      $          --      $        83,975

 Non-cash investing and financing activities:

  Issuance of common stock warrants in connection
    with note payable                                    $       5,744      $          --      $        37,605

            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - THE COMPANY

                                  ORGANIZATION

Pursuant to the terms and conditions of an exchange agreement effective November 3, 2003 (the "Exchange Agreement"), e-The Movie Network, Inc. ("ETMV"), now known as Cell Power Technologies, Inc., a Florida Corporation ("Cell Power" or the "Company"), acquired all the outstanding membership interests of Cell Power Technologies LLC ("Cell Power LLC"), a Delaware limited liability company engaged in the marketing and distribution of portable cell phone batteries.

Immediately prior to the consummation of the Exchange Agreement, ETMV was an inactive public shell. Pursuant to the Exchange Agreement, ETMV repurchased 20,000,000 shares of its common stock for $300,000 and accounted for them as treasury stock. The shares were cancelled and EMTV then issued 23,600,000 shares of common stock in exchange for 100% of the outstanding membership units of Cell Power LLC. Each membership unit of Cell Power LLC was exchanged for 100,000 shares of ETMV common stock. As a result of this exchange, the members of Cell Power LLC gained voting control of ETMV and, thus, the exchange was accounted for as a reverse acquisition and Cell Power LLC became a wholly-owned subsidiary of ETMV.

On April 29, 2004, ETMV changed its name to Cell Power Technologies, Inc.

            DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

The Company acquired certain revenue/royalty rights, product purchasing rights and exclusive sub-distribution rights, in certain markets in the western hemisphere, to "Cellboost" for a period of ten years (see Note 6). Cellboost is a compact, non-rechargeable, and disposable cellular telephone battery. A substantial amount of the Company's time and capital recourses are being devoted to developing its plan to distribute Cellboost.

As a development stage enterprise, the Company is subject to all of the risks and uncertainties that are associated with starting a new business (see Note 2).

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2006, the Company has incurred accumulated net losses of $2,198,864 since its inception and has negative working capital of $252,426 and stockholders' deficiency of $42,416. The Company has limited capital resources and believes its existing cash resources will not be sufficient to maintain operations through the second fiscal quarter of 2006. Accordingly, the Company will require additional funding in order to maintain its operations, market its products and execute its overall business plan. The Company expects to incur additional losses in the foreseeable future. There is no assurance that the Company will generate revenue or raise the funds that it needs to maintain its operation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at January 31, 2006, and its results of operations and cash flows for the three months ended January 31, 2006 not misleading. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2006.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Cell Power and its wholly owned subsidiary Cell Power LLC. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company generates revenue from two specific sources; (a) royalties on the sale of individual Cellboost units generated by other entities in certain markets; and (b) Cellboost product sales generated by the Company. Revenues generated from either royalty rights or Company product sales are recognized when persuasive evidence of an arrangement exists pursuant to which units are shipped, the fee is fixed or determinable and collectibility is reasonably assured. Revenues from royalties of Cellboost units were $14,098 and $23,700 for the three months ended January 31, 2006 and 2005, respectively. The Company had no revenues from the distribution of the Cellboost product for the three months ended January 31, 2006 and 2005.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

EMPLOYEE STOCK OPTIONS

As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended January 31, 2006 and 2005, respectively:


                                                        Three Months Ended,
                                                             January 31,
                                                        2006             2005
                                                     ---------        ---------
Net loss as reported                                 $ (57,135)       $(322,271)

Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                       (1,378)          (2,257)
                                                     ---------        ---------

Pro forma net loss                                   $ (58,513)       $(324,528)
                                                     =========        =========
Net loss per share, basic and diluted
      as reported                                    $   (0.00)       $   (0.01)
                                                     =========        =========
Pro forma net loss per share,
            basic and diluted                        $   (0.00)       $   (0.01)
                                                     =========        =========

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Upon adoption of this pronouncement the Company may need to record additional stock compensation expense.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement did not have material effect on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In October 2004, the FASB ratified Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

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

In September 2005, the FASB also ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to SFAS No. 154 to all instruments with a beneficial conversion feature accounted for under EITF Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005.

EITF Issue Nos. 05-7 and 05-8 do not currently have an effect on our consolidated financial position or results of operations since we do not currently have any convertible debt instruments outstanding.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common shares by the number of weighted-average of common shares outstanding during the period. Common stock equivalents have been excluded from the weighted-average shares for the three months ended January 31, 2006 and 2005, as inclusion is antidilutive. Potentially dilutive securities included an aggregate of 4.990,016 and 4,190,016 stock options and warrants for the purchase of common stock at January 31, 2006 and 2005, respectively.


NOTE 5 - SIGNIFICANT CUSTOMERS

During the three months ended January 31, 2006 and 2005 the Company's revenue was generated entirely from royalties received from E & S International Enterprises, Inc. ("E & S").

NOTE 6 - INTANGIBLE ASSETS AND IMPAIRMENT

The Company acquired certain revenue/royalty rights, product purchasing rights and exclusive sub-distribution rights, in certain markets, for Cellboost. These rights have been reflected as intangible assets in the accompanying financial statements. The intangible assets are carried at cost less accumulated amortization. Amortization is being computed on the straight-line method over the term of the agreement, which is 112 months . At January 31, 2006 the intangible assets were valued at $210,010, net of $70,000 in amortization expense.

The Company reviews the carrying value of its intangible assets when specific events and circumstances would indicate that their carrying amounts may not be recoverable. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as the excess of the carrying amount of an intangible asset over its estimated fair value. The Company, based on its most recent evaluation which included the current status of the complaint against E&S, determined that its intangible assets were not impaired during the period from September 22, 2003 (inception) to January 31, 2006. There can be no assurance that future impairment tests of the intangible assets which could include the Company's evaluation of contingencies with the licensor of Cellboost (Note 7) will not result in a charge to operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

CONSULTING SERVICES CONTRACTS

In October 2003, the Company entered into a consulting services contract with an entity that was considered to be a related party prior to the Exchange Agreement. The original terms of the agreement required monthly payments of $35,000 for five years. In December 2004, the Company and the consultant amended the consulting services contract to reduce the required monthly payments to $17,500 commencing January 2005. The Company and the consultant agreed that the consultant would waive the amounts due for November and December 2005 and January 2006. The Company incurred $0 and $87,500 of consulting fees under this contract during the three months ended January 31, 2006 and 2005, respectively.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


EMPLOYMENT AGREEMENT

The Company entered into a three-year employment agreement, effective November 1, 2003, with its Chief Executive Officer and President. The agreement originally provided for a salary of $120,000 per annum, incentive bonuses and options to purchase 500,000 shares of the Company's common stock, pursuant to terms in the Agreement. In December 2004, the Company and its Chief Executive Officer entered into an amendment to the employment agreement pursuant to which, beginning in January 2005 and continuing through the term of the Agreement, the Chief Executive Officer is not entitled to a salary. Compensation expense under this agreement amounted to $0 and $20,000 for the three months ended January 31, 2006 and 2005, respectively and is presented as officer's salary in the accompanying consolidated statements of operations.

COMPLAINT AGAINST E&S

In September 2005, the Company filed a complaint in the Superior Court of the State of California in Los Angeles County against E&S and certain other defendants alleging, among other things, that E&S has purported to grant a third party the exclusive right to distribute Cellboost units Latin America without the Company's consent in violation of the royalty and sub-distribution agreement and asset purchase agreement and has falsified sales reports to reduce the reported number of Cellboost units sold and otherwise withheld information from the Company in an effort to deprive royalties contractually owed under the royalty and sub-distribution and the asset purchase agreements. In December 2005, the defendants filed a demurrer with respect to certain causes of action and defendants for failure to state a claim on which relief can be granted. In February 2006, the defendants' demurrer was granted with respect to certain causes of action and defendants, and the Company was granted leave to amend its original complaint. The Company cannot currently estimate the damages that have been incurred as a result of these actions and are seeking an open book accounting to do so. The Company cannot guarantee success on any of the claims set forth in the complaint. A determination of the claims, or any material part of them, that is adverse to us could have a material adverse effect on the Company's business, operating results and financial condition.

AGREEMENT WITH GLOBAL LINK TECHNOLOGIES, INC.

In January 2005, the Company received a letter from or on behalf of Global Link Technologies, Inc. ("GBLK") together with a document titled First Amendment to the Amended and Restated Asset Purchase Agreement (the "First Amendment"). The First Amendment, which the Company believes was inappropriately obtained by GBLK and, as a result, is not valid, provides that the royalty fees payable to GBLK are payable in perpetuity. The Company does not believe that the First Amendment is enforceable and intends to vigorously defend itself against any claim GBLK may initiate regarding the payment of royalties after 2005. GBLK has also communicated to the Company that GBLK may have retained certain rights under the Amended Agreement with respect to Latin and South America and that through certain of Company's actions or inactions the Company may be in breach of such agreement. The Company believes that GBLK's contentions are without merit. GBLK has not initiated any formal claims to date with respect to these assertions however; the Company cannot guarantee that it would be successful in its defense against any claims GBLK may initiate with respect to these contentions.

In December 2005, the defendants named in the complaint filed by the Company in September 2005 in the Superior Court of the State of California in Los Angeles County (see above) filed a demurrer with respect to some of the causes of action set forth and some of the defendants named in the complaint on the grounds that the complaint failed to state a claim on which relief can be granted. In February 2006, the defendants' demurrer was granted with respect to certain causes of action and defendants, and the Company was granted leave to amend its original complaint.

In December 2005, the Company received a letter from GBLK in which GBLK alleged that the Company has breached the Global Link Agreement by failing to use its best efforts to enter the Latin American market. The Company believes that GBLK's contentions are without merit. GBLK has not initiated any formal claims to date with respect to these assertions. The Company cannot guarantee that it would be successful in its defense against any claims GBLK may initiate with respect to these contentions.

NOTE 8 - NOTES PAYABLE

On September 23, 2005, the Company entered into a loan agreement with Yeshiva Rabbi Solomon Kluger (the "Lender") pursuant to which the Lender made an initial loan evidenced by a promissory note payable by the Company in the principal amount of $60,000. The loan bears interest at the annual rate of 6.0% and repayment of the principal amount of the loan and interest accrued thereon is due on the 120th day after the closing under the loan agreement. If the Company fails to timely repay the loan, then for each 30 day period for which the loan remains outstanding the Company shall issue to the Lender a warrant to purchase the number of shares of the Company's common stock equal to the amount outstanding under the loan and otherwise having terms and conditions identical to the warrant issued at the closing described below. The initial loan became due on January 21, 2006, subject to a 90-day grace period that ends on April 21, 2006. The Company did not repay the note on January 21, 2006 (see Note 9).

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

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


During October 2005, the Lender made additional loans to the Company in the principal amount of $10,000, in consideration of which Company issued to the Lender a warrant to purchase 100,000 shares of the Company's common stock, otherwise having terms and conditions identical to the initial warrant. This additional note payable was due in February 2006 and was not repaid and under the terms of the note, the Company will be in default under the note if payment in full is not made within 90 days after the due date.

In November and December 2005 and January 2006, the Company borrowed an additional in aggregate $20,000 from the Lender under the loan agreement. In consideration of these additional loans, the Company issued the Lender warrants to purchase an aggregate of 200,000 shares of the Company's common stock, having terms and conditions identical to those of the initial warrant issued to the Lender. These additional notes payable are due in March, April and May 2006 respectively. The additional note due in March 2006 was not repaid when due and, under the terms of the note, the Company will be in default under the note if payment in full is not made within 90 days after the due date.

At January 31, 2006, the aggregate amount outstanding under the loan agreement was $90,000.

In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company recorded a $37,605 discount on the notes payable based upon the relative fair values of the notes and the common stock purchase warrants and is amortizing the discount over the 120 day term of the note. Amortization of the discount on the note payable for the three months ended January 31, 2006 was $23,289 and is included as interest expense in the accompanying consolidated statements of operations. In addition, for the three months ended Janaury 31, 2006 the Company recorded $1,159 of accrued interest in the accompanying consolidated statements of operations.

NOTE 9 - SUBSEQUENT EVENTS

Notes Payable

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

In February and March 2006, the Company borrowed an additional in aggregate $5,000 from the Lender under the loan agreement (see Note 7). These additional notes payable are due in June and July 2006 respectively. In consideration of these additional loans, the Company issued the Lender warrants to purchase an aggregate of 50,000 shares of the Company's common stock, having terms and conditions identical to those of the initial warrant issued to the Lender.

Merger Agreement

On March 17, 2006, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Portagy Acquisition Corp, a Florida corporation and the Company's wholly owned subsidiary ("Acquisition Sub"), and Portagy Corp., a Delaware corporation ("Portagy"), pursuant to which the Acquisition Sub will merge into Portagy. In connection with the merger, the Company will offer to exchange up to an additional 2,945,560 shares of its common stock currently held by certain investors for convertible promissory notes on terms and conditions to be approved by Portagy (the "Exchange Offer"). Upon the effectiveness of the Merger, Portagy will become a wholly-owned subsidiary of the Company and the current shareholders of Portagy will own 78% of the Company's common stock then outstanding (assuming that all 2,945,560 shares of common stock are exchanged in the Exchange Offer). The Merger Agreement provides that consummation of the Merger is conditional upon the satisfaction of a number of conditions including
(i) the cancellation of 9,000,000 shares of the Company's common stock currently outstanding and (ii) the reverse split of each remaining outstanding share of the Company's common stock on a one for six basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

      We were incorporated in the State of Florida in January 2001 under the name "e-The Movie Network, Inc." to sell movie videos over the Internet. In November 2003, we entered into an agreement with the holders of the membership interests in Cell Power Technologies LLC, a Delaware limited liability company, pursuant to which we issued shares of our common stock in exchange for all outstanding membership interests in Cell Power Technologies LLC. Following the transaction, Cell Power Technologies LLC became a wholly owned subsidiary of our company. In April 2004, we changed our name to Cell Power Technologies, Inc.

CELLBOOST PRODUCT

      Cellboost is a patented simple disposable power source encased in a hard shell of plastic with a phone specific plug providing instant talk time to dead phone batteries as well as serving as a charging device for cellular phones. The device attaches to the charger port of a cell phone and delivers enough energy to the phone to enable up to 60 minutes of extra talk time. Cellboost is intended to supply a needed energy source for built in phone batteries, thereby avoiding the "dead" cell phone phenomenon. Smaller than a matchbook, Cellboost comes in phone specific models to fit most cellphones and includes a portable battery with a non-degenerating three-year shelf life. Cellboost is currently available in ten different models that are compatible with Nokia, Motorola, Sony Erickson, Samsung, LG, Sanyo and Siemens cell phones. Each Cellboost has a plastic cap which makes their storage in pocketbooks or pockets convenient. The caps are color-coded to indicate the brand of phone that the Cellboost model works with.

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

      Additionally, since December 2004, Global Link has communicated to the Company in a series of letters that it may have retained certain rights under the Global Link Agreement to distribute Cellboost in Latin and South America and that through certain of our actions or inactions we are in breach of such agreement. We do not believe that these contentions have any merit. Global Link has not initiated a formal claim to date with respect to any matter involving the agreement with them; however, we cannot assure you that we would be successful in our efforts to defend our Company against such a formal claim if Global Link were to initiate such a claim.

      If the license agreement entered between E&S and Jumpit were to be terminated for any reason, our rights acquired from Global Link would also be terminated. The termination of this agreement or a material change in its terms could have a material adverse effect on our business.

COMPLAINT AGAINST E&S

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

CRITICAL ACCOUNTING POLICIES

      The Company's unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates it uses to prepare the unaudited condensed consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

RESULTS OF OPERATIONS

      We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company. As of January 31, 2006, we had an accumulated deficit of $2,198,864.

      REVENUES. We currently generate revenues from the collection of royalties payable to us based on the net number of Cellboost units sold by E & S in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. These royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to us with respect to sales by E & S to retailers and distributors are $0.10 and $0.05, respectively. Revenues from royalties were $14,098 and $23,700 for the three months ended January 31, 2006 and 2005, respectively. The decrease was primarily attributable to a reduction of new Cellboost units sold by E&S. The Company had no revenues from the distribution of the Cellboost product for the three months ended January 31, 2006 and 2005.

      COST OF GOODS SOLD. Costs of goods sold, consisting of production costs and amortization of intangibles, were $7,500 and $8,900 for the three months ended January 31, 2006 and 2005, respectively. This decrease was primarily attributable to a decrease in product costs.

      OPERATING EXPENSES. Our operating expenses for the three months ended January 31, 2006 and 2005 amounted to $39,285 and $337,761 and were principally comprised of consulting and professional fees and officer's salary. The decrease is primarily attributable to the amendment of our employment agreement with our President and Chief Executive Officer pursuant to which, beginning in January 2005 and through the term of the agreement, he is not entitled to a salary and to our consultants agreeing to waive their consulting fee for the three months ended January 31, 2006.

      OTHER (INCOME) EXPENSES. Other (income) expenses, consisting of interest expense, penalties and interest income, were $24,448 and $(690) for the three months ended January 31, 2006 and 2005, respectively. This increase was primarily attributable to interest expense incurred as a result of the issuances of note payables.

      NET LOSS. Net loss for the three months ended January 31, 2006 and January 31, 2005 was $57,135 and $322,271, respectively. This decrease was primarily attributable to a reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Cash balances totaled $730 as of January 31, 2006 compared to $2,404 as of October 31, 2005.

      Net cash used in operating activities was $21,674 for the three months ended January 31, 2006 compared to $209,937 for the corresponding period in 2005. The decrease in cash used in operations is primarily attributable to a reduction in operating expenses achieved as a result of the curtailment of the salary payable to our President and a reduction in fess paid to our consultants.

      Net cash used in investing activities was $0 for the three months ended January 31, 2006 and 2005.

      Net cash provided by financing activities was $20,000 for the three months ended January 31, 2006 and $0 for the corresponding period in 2005. Cash provided by financing activities during these periods primarily consisted of proceeds from notes payable.

      To date, we have funded our operations primarily through the sales of our securities and loans from others.

In September 2005, we entered into a loan agreement with Yeshiva Rabbi Solomon Kluger (the "Lender") pursuant to which the Lender made an initial loan evidenced by a promissory note payable by us in the principal amount of $60,000. The loan bears interest at the annual rate of 6.0% and repayment of the principal amount of the loan and interest accrued thereon is due on the 120th day after the closing under the loan agreement. In consideration of the Lender making the initial loan to us, we issued to the Lender a warrant to purchase 500,000 shares of our common stock, exercisable for two years, at an exercise price of $0.13 per share. If we fail to timely repay the loan, then for each 30 day period for which the loan remains outstanding we are obligated to issue to the Lender a warrant to purchase the number of shares of our common stock equal to the amount outstanding under the loan and otherwise having terms and conditions identical to the warrant issued at the closing. At any time until the initial loan becomes due, the Lender may make additional loans to us on terms and subject to conditions identical to those of the initial loan and in amounts to be agreed upon. In consideration of making any such additional loan, we are obligated to issue to the Lender a warrant to purchase the number of shares of the our common stock equal to ten times the principal amount of that additional loan and otherwise having terms and conditions identical to the initial warrant. Between November 2005 and January 2006, we raised an additional in aggregate $20,000 from the Lender. Those additional loans are due in March, April and May 2006. At January 31, 2006 the principal amount outstanding under the loan agreement was $90,000. In February 2006, the loan agreement was amended to extend the maturity of the initial loan for an additional 90 days. In consideration of that extension, we issued the Lender a warrant to purchase 180,000 shares of our common stock, exercisable for two years at an exercise price of $0.05 per share, and reduced the exercise price of each warrant previously issued to the Lender under the loan agreement to $0.05. In February and March 2006, we borrowed an additional $5,000 from the Lender under the loan agreement. These additional notes payable are due in June and July 2006 respectively. In consideration of these additional loans, we issued the Lender warrants to purchase an aggregate of 50,000 shares of our common stock, having terms and conditions identical to those of the initial warrant issued to the Lender. The additional note in the principal amount of $2,500 due in March 2006 was not repaid when due and, under the terms of the note, we will be in default under the note if payment in full is not made within 90 days after the due date.

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

      We believe our existing cash resources will not be sufficient to maintain operations through the second fiscal quarter of 2006. We require additional funds to continue to meet our liquidity needs and satisfy our current business plan. We will need to raise additional funds to pay existing current liabilities as they come due, as well as to meet our operating requirements, prior to the receipt of revenues from operations. Management is seeking to raise additional needed funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. We have no commitments for any additional funding and we cannot assure you that we will be able to raise additional funds on commercially acceptable terms or at all. Unless we can raise needed capital or experience a significant increase in royalty income payable to us by E&S, we will need to cancel or further delay our efforts to establish and expand a marketing presence for Cellboost in South and Latin America or possibly cease operations altogether. Since January 31, 2005, our monthly operating expenses have been reduced through the reduction of salaries and consulting fees. While we continue to curtail expenses, we cannot assure you that further reductions alone without any increase in revenues or other sources of funds will sustain our business for any significant length of time.

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

Recent Developments

      On March 17, 2006, we entered into an agreement and plan of merger (the "Merger Agreement") with Portagy Acquisition Corp, a Florida corporation and our wholly owned subsidiary ("Acquisition Sub"), and Portagy Corp., a Delaware corporation ("Portagy"), pursuant to which the Acquisition Sub will merge into Portagy in a reverse triangular merger (the "Merger") pursuant to Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. The Merger Agreement provides that consummation of the Merger is conditional upon the satisfaction of a number of conditions including (i) the cancellation of 9,000,000 shares of our common stock currently outstanding and (ii) the reverse split of each remaining outstanding share of our common stock on a one for six basis. In connection with the Merger, we will offer to exchange up to an additional 2,945,560 shares of our common stock currently held by certain investors for convertible promissory notes on terms and conditions to be approved by Portagy (the "Exchange Offer"). Upon the effectiveness of the Merger, Portagy will become our wholly-owned subsidiary and the current shareholders of Portagy will own 78% of our common stock then outstanding (assuming that all 2,945,560 shares of common stock are exchanged in the Exchange Offer).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Upon adoption of this pronouncement the Company may need to record additional stock compensation expense.

      In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement did not have material effect on the Company's financial statements.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      In October 2004, the FASB ratified Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

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

      In September 2005, the FASB also ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to SFAS No. 154 to all instruments with a beneficial conversion feature accounted for under EITF Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005.

      EITF Issues 05-7 and 05-8 do not currently have an effect on our consolidated financial position or results of operations since we do not currently have any convertible debt instruments outstanding.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in our internal controls over financial reporting that occurred during the quarter ended Janaury 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following paragraphs set forth certain information with respect to all securities sold by us within the three months ended January 31, 2006 without registration under the Securities Act.

1. In November 2005, in consideration of a loan to us in the principal amount of $2,500, we issued the lender a warrant to purchase 25,000 shares of our common stock, exercisable for two years, at an exercise price of $0.13 per share. In February 2006, the exercise price of the warrant was reduced to $0.05 per share.

2. In December 2005, in consideration of a loan to us in the principal amount of $2,500, we issued the lender a warrant to purchase 25,000 shares of our common stock, exercisable for two years, at an exercise price of $0.13 per share. In February 2006, the exercise price of the warrant was reduced to $0.05 per share.

3. In January 2006, in consideration of a loan to the Company in the principal amount of $15,000, we issued the lender a warrant to purchase 150,000 shares of our common stock, exercisable for two years, at an exercise price of $0.13 per share. In February 2006, the exercise price of the warrant was reduced to $0.05 per share.

      All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access to information about our company. None of the transactions described above involved general solicitation or advertising.

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


DATE: March 22, 2006               CELL POWER TECHNOLOGIES, INC.

                                   /s/ JACOB HERSKOVITS
                                   -----------------------------
                                   JACOB HERSKOVITS
                                   CHIEF EXECUTIVE OFFICER
                                   (AND PRINCIPAL FINANCIAL AND
                                   ACCOUNTING OFFICER)