Form 10QSB
period 2006-04-30
Cell Power Technologies Inc
filed 2006-07-18
CIK 1202034

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended April 30, 2006

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to____________

COMMISSION FILE NUMBER: 0-50062

                          CELL POWER TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


               Florida                                   59-1082273
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


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

      Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|.

      As of July 13, 2006, there were 5,999,593 shares of the small business issuer's common stock outstanding, after giving effect to the reverse stock split that effected as of April 10, 2006.

      Transitional Small Business disclosure format (check one) Yes |_| No |X|

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION



                                                                            Page
                                                                          Number

Forward Looking Statements                                                   (i)

Item 1 - Financial Statements (unaudited)

      Condensed Consolidated Balance Sheet at April 30, 2006 (unaudited)     1-2

      Condensed Consolidated Statements of Operations for the six and three months ended April 30, 2006 and 2005 and for the period from
      September 22, 2003 (inception) to April 30, 2006 (unaudited)             3

      Condensed Consolidated Statements of Cash Flows for the six and three months ended April 30, 2006 and 2005 and for the period from
      September 22, 2003 (inception) to April 30, 2006 (unaudited)           4-5

      Notes to the Condensed Consolidated Financial Statements              6-13

Item 2 - Management's Discussion and Analysis or Plan of Operation            14

Item 3 - Controls and Procedures                                              19

                         PART II--OTHER INFORMATION

Item 1 - Legal Proceedings                                                    19

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3 - Defaults upon Senior Securities                                      20

Item 4 - Submission of Matters to a Vote of Security Holders                  20

Item 5 - Other Information                                                    20

Item 6 - Exhibits                                                             20


Signatures                                                                    21

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

                                    (i)

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 April 30, 2006


                                     ASSETS


CURRENT ASSETS

  Cash                                                                   $   658
  Prepaid expenses                                                         9,474
                                                                         -------

      TOTAL ASSETS                                                       $10,132
                                                                         =======


            See Notes to Condensed Consolidated Financial Statements.

                   CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                           (A Development Stage Company)
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

                                  April 30, 2006


                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

  Accounts payable                                                  $   121,394

  Accrued interest                                                        3,048

  Accrued expense                                                       132,595

  Note payable, net of unamortized discount of $5,699                   104,301

  Convertible notes payable                                             456,000
                                                                    -----------

        TOTAL CURRENT LIABILITIES                                       817,338
                                                                    -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock, no par value, 100,000,000 shares authorized;
    5,359,593 shares issued and 5,258,260 outstanding                 2,531,644

  Paid-in capital deficiency                                           (359,399)

  Deficit accumulated during the development stage                   (2,523,451)
                                                                    -----------
                                                                       (351,206)
  Less: treasury stock, 101,333 shares (at cost)                       (456,000)
                                                                    -----------


        TOTAL STOCKHOLDERS' DEFICIENCY                                 (807,206)
                                                                    -----------


        TOTAL LIABILITIES AND STOCKHOLDERS'
          DEFICIENCY                                                $    10,132
                                                                    ===========



            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                           For the
                                                                         Period from
                                                                          September
                                                                             22,         For the      For the
                                             For the Six   For the Six       2003         Three        Three
                                              Months         Months      (Inception)     Months        Months
                                               Ended          Ended           to          Ended        Ended
                                             April 30,      April 30,     April 30,     April 30,     April 30,
                                               2006           2005           2006         2006          2005
                                             -----------   -----------   -----------   -----------   -----------

REVENUE
  Product sales                              $      --     $   164,445   $   195,695   $      --     $   164,445

  Royalties                                       14,098        29,910       175,684          --           6,210
                                             -----------   -----------   -----------   -----------   -----------
    TOTAL REVENUE                                 14,098       194,355       371,379          --         170,655
                                             -----------   -----------   -----------   -----------   -----------

COST OF GOODS SOLD

  Product costs                                     --         151,420       172,685          --         150,020

  Amortization of intangibles                     15,000        15,000        77,500         7,500         7,500
                                             -----------   -----------   -----------   -----------   -----------
    TOTAL COST OF GOODS SOLD                      15,000       166,420       250,185         7,500       157,520
                                             -----------   -----------   -----------   -----------   -----------

      GROSS PROFIT (LOSS)                           (902)       27,935       121,194        (7,500)       13,135
                                             -----------   -----------   -----------   -----------   -----------


OPERATING EXPENSES

  Bad debt expense                                35,104          --          35,104        35,104          --

  Impairment loss on intangible asset            202,510          --         202,510       202,510          --

  Consulting fees                                   --         323,967     1,421,249          --         112,000

  Professional fees                               76,099       154,142       504,576        47,609        77,378

  Officer's salary                                  --          20,000       139,160          --            --

  Marketing and other                             26,127        45,370       171,614        15,332        16,340
                                             -----------   -----------   -----------   -----------   -----------



    TOTAL OPERATING EXPENSES                     339,840       543,479     2,474,213       300,555       205,718
                                             -----------   -----------   -----------   -----------   -----------


      OPERATING LOSS                            (340,742)     (515,544)   (2,353,019)     (308,055)     (192,583)
                                             -----------   -----------   -----------   -----------   -----------


OTHER EXPENSES (INCOME)

  Interest expense - related parties                --            --          62,974          --            --

  Interest expense                                40,980          --          71,750        16,532          --

  Late filing penalty on common stock
  registration                                      --            --         132,595          --            --

  Interest income                                   --          (1,107)       (1,117)         --            (417)
                                             -----------   -----------   -----------   -----------   -----------

    TOTAL OTHER EXPENSES  (INCOME)                40,980        (1,107)      266,202        16,532          (417)
                                             -----------   -----------   -----------   -----------   -----------



      NET LOSS                               $  (381,722)  $  (514,437)  $(2,619,221)  $  (324,587)  $  (192,166)
                                             ===========   ===========   ===========   ===========   ===========



Basic and diluted net loss per common share  $     (0.07)  $     (0.10)                $     (0.06)  $     (0.04)
                                             ===========   ===========                 ===========   ===========



Weighted-average common shares outstanding     5,346,157     5,359,593                   5,332,268     5,359,593
                                             ===========   ===========                 ===========   ===========


            See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    For the
                                                                                  Period from
                                                                                 September 22,
                                                                    For the Six      2003
                                                      For the Six      Months     (Inception)
                                                      Months Ended      Ended          to
                                                       April 30,      April 30,    April 30,
                                                          2006          2005          2006
                                                      -----------   -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $  (381,722)  $  (514,437)  $(2,619,221)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Amortization of deferred consulting fees                 --       145,467       440,000
      Stock issued for services                                --            --         6,600
      Stock options issued for services                        --            --        10,999
      Amortization of discount on note payable             38,335            --        47,703
      Amortization of intangibles                          15,000        15,000        77,500
      Impairment loss on intangible asset                 202,510            --       202,510
      Write off of accounts receivable                     35,104            --        35,104
    Changes in operating assets and liabilities:
      Increase in accounts receivable                     (14,098)     (188,145)      (35,104)
      Decrease (increase) in prepaid expenses                 572       (17,500)       (9,474)
      Increase in accounts payable                         58,657        24,424       120,144
      Increase in accrued interest                          2,646            --         3,048
      Increase in accrued expenses                          1,250            --       133,845
      Decrease in deferred revenue                             --            --       (30,000)
                                                      -----------   -----------   -----------

         NET CASH USED IN OPERATING ACTIVITIES            (41,746)     (535,191)   (1,616,346)
                                                      -----------   -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of intangible assets                                --            --      (100,000)
                                                      -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of stock redemption liability                      --            --      (300,000)
  Advances from related parties                                --            --       300,000
  Repayment of advances from related parties                   --            --      (300,000)
  Proceeds from notes payable - related parties                --            --       600,000
  Repayment of notes payable -related parties                  --            --      (600,000)
  Proceeds from notes payable                              40,000            --       110,000
  Repayment of notes payable assumed                           --            --      (150,000)
  Proceeds from issuance of common stock (net of
      stock issue costs of $203,116)                           --            --     2,056,778
  Collection of stock subscription receivable                  --            --           226
                                                      -----------   -----------   -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES     $    40,000   $        --   $ 1,717,004
                                                      -----------   -----------   -----------

           See Notes to Condensed Consolidated Financial Statements.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                       For the
                                                                                      Period from
                                                                                     September 22,
                                                                      For the Six         2003
                                                      For the Six        Months       (Inception)
                                                      Months Ended       Ended            to
                                                       April 30,        April 30,      April 30,
                                                          2006            2005           2006
                                                     -------------   -------------   -------------

        NET DECREASE IN CASH                         $      (1,746)  $    (535,191)  $         658

CASH - Beginning of period                                   2,404         553,475            --
                                                     -------------   -------------   -------------

CASH - End of period                                 $         658   $      18,284   $         658
                                                     =============   =============   =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the periods for:

    Interest                                         $        --     $        --     $      83,975

  Non-cash investing and financing activities:

    Issuance of common stock warrants in connection
       with note payable                             $      21,541   $        --     $      53,402

      Repurchase of common stock and warrants with
        convertible notes payable                    $     456,000   $        --     $     456,000

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

Immediately prior to the consummation of the Exchange Agreement, ETMV was an inactive public shell. Pursuant to the Exchange Agreement, ETMV repurchased 3,333,333 shares of its common stock for $300,000 and accounted for them as treasury stock. The shares were cancelled and EMTV then issued 3,933,333 shares of common stock in exchange for 100% of the outstanding membership units of Cell Power LLC. Each membership unit of Cell Power LLC was exchanged for 16,667 shares of ETMV common stock. As a result of this exchange, the members of Cell Power LLC gained voting control of ETMV and, thus, the exchange was accounted for as a reverse acquisition and Cell Power LLC became a wholly-owned subsidiary of ETMV.

On April 29, 2004, ETMV changed its name to Cell Power Technologies, Inc.

          DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

The Company acquired certain revenue/royalty rights, product purchasing rights and exclusive sub-distribution rights, in certain markets in the western hemisphere, to "Cellboost" for a period of ten years (see Note 6). Cellboost is a compact, non-rechargeable, and disposable cellular telephone battery. A substantial amount of the Company's time and capital recourses are being devoted to developing its plan to distribute Cellboost. On March 17, 2006, the Company entered into the merger agreement discussed in further detail in Note 9 below.

As a development stage enterprise, the Company is subject to all of the risks and uncertainties that are associated with starting a new business (see Note 2).

                        1-for-6 REVERSE STOCK SPLIT

Unless otherwise indicated, all share numbers set forth in this Form 10-QSB, including corresponding per share exercise prices and conversion prices, as applicable, have been provided on a post-split basis so as to reflect the effect of the 1-for-6 reverse stock split (See Note 9). As used in this Form 10-QSB, the terms "reverse split" and "reverse stock split" refer to the 1-for-6 reverse stock split of the Company's outstanding shares of common stock, which was effected on April 10, 2006.


NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of April 30, 2006, the Company has incurred accumulated net losses of $2,619,221 since its inception and has negative working capital and stockholders' deficiency of $807,206. The Company has limited capital resources and believes its existing cash resources will not be sufficient to maintain operations through the third fiscal quarter of 2006. Accordingly, the Company will require additional funding in order to maintain its operations, market its products and execute its overall business plan. The Company expects to incur additional losses in the foreseeable future. There is no assurance that the Company will generate revenue or raise the funds that it needs to maintain its operation. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue to operate as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan and secure funding sufficient to provide for the working capital needs of the business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is currently in the process of executing its business plan. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results. On March 17, 2006, the Company entered into the merger agreement discussed in further detail in Note 9.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at April 30, 2006, and its results of operations and cash flows for the six months ended April 30, 2006 not misleading. Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2006.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Cell Power and its wholly owned subsidiary Cell Power LLC. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company generates revenue from two specific sources; (a) royalties on the sale of individual Cellboost units generated by other entities in certain markets; and (b) Cellboost product sales generated by the Company. Revenues generated from either royalty rights or Company product sales are recognized when persuasive evidence of an arrangement exists pursuant to which units are shipped, the fee is fixed or determinable and collectibility is reasonably assured. Revenues from royalties of Cellboost units were $14,098 and $29,910 for the six months ended April 30, 2006 and 2005, respectively. Revenues from the distribution of the Cellboost product were $0 and $164,445 for the six months ended April 30, 2006 and 2005, respectively.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the six and three months ended April 30, 2006 and 2005, respectively:




                                            Six Months Ended      Three Months Ended
                                               April 30,                April 30,
                                          2006         2005         2006         2005
                                        ---------    ---------    ---------    ---------
Net loss as reported                    $(381,722)   $(514,437)   $(324,587)   $(192,166)

Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                           (2,755)      (4,514)      (1,377)      (2,257)
                                        ---------    ---------    ---------    ---------

     Pro forma net loss                 $(384,477)   $(518,951)   $(325,964)   $(194,423)
                                        =========    =========    =========    =========

Net loss per share, basic and diluted
     as reported                        $   (0.07)   $   (0.10)   $   (0.06)   $   (0.04)
                                        =========    =========    =========    =========

     Pro forma net loss per share,
      basic and diluted                 $   (0.07)   $   (0.10)   $   (0.06)   $   (0.04)
                                        =========    =========    =========    =========




RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Upon adoption of this pronouncement the Company anticipates using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on its financial statements.

In September 2005, the FASB ratified EITF 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The Company does not believe that the adoption of EITF Issue No. 05-7 will have a material effect on its financial statements.

In September 2005, the FASB also ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to SFAS No. 154 to all instruments with a beneficial conversion feature accounted for under EITF Issue 00-27 included in financial statements for annual reporting periods beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on its financial statements

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common shares by the number of weighted-average of common shares outstanding during the period. Common stock equivalents have been excluded from the weighted-average shares for the six and three months ended April 30, 2006 and 2005, as inclusion is antidilutive. Potentially dilutive securities included an aggregate 895,003 and 698,336 stock options and warrants for the purchase of common stock at April 30, 2006 and 2005, respectively.

NOTE 5 - SIGNIFICANT CUSTOMERS

During the six months ended April 30, 2006 and 2005 the Company's royalty revenue was generated entirely from royalties received from E&S International Enterprises, Inc. ("E&S").

NOTE 6 - INTANGIBLE ASSETS AND IMPAIRMENT

The Company acquired certain revenue/royalty rights, product purchasing rights and exclusive sub-distribution rights, in certain markets, for Cellboost. These rights had been recorded as an intangible asset on the Company's books and amortized using the straight-line method over the term of the agreement, which is 112 months..

The Company reviews the carrying value of its intangible assets when specific events and circumstances would indicate that their carrying amounts may not be recoverable. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as the excess of the carrying amount of an intangible asset over its estimated fair value. The Company, based on its most recent evaluation which included the current status of the complaint against E&S, determined that its intangible assets were impaired at April 30, 2006 and as such recorded an impairment charge of $202,510 for the six and three months ended April 30, 2006 in the accompanying condensed consolidated statement of operations which resulted in a value to the intangible assets of $0.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

CONSULTING SERVICES CONTRACTS

In October 2003, the Company entered into a consulting services contract with an entity that was considered to be a related party prior to the Exchange Agreement. The original terms of the agreement required monthly payments of $35,000 for five years. In December 2004, the Company and the consultant amended the consulting services contract to reduce the required monthly payments to $17,500 commencing in January 2005. The Company and the consultant agreed that the consultant would waive the amounts due for November and December 2005 and January 2006. The Company did not incur fees under this contract during the six and three months ended April 30, 2006, respectively, and $140,000 and $52,500 for the six and three months ended April 30, 2005, respectively.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

EMPLOYMENT AGREEMENT

The Company entered into a three-year employment agreement, effective November 1, 2003, with its Chief Executive Officer and President. The Agreement originally provided for a salary of $120,000 per annum incentive bonuses and options to purchase 83,333 shares of the Company's common stock, pursuant to terms in the Agreement. In December 2004, the Company and its Chief Executive Officer entered into an amendment to the employment agreement pursuant to which, beginning in January 2005 and continuing through the term of the Agreement, the Chief Executive Officer is not entitled to a salary. There was no compensation expense under this agreement for the six and three months ended April 30, 2006, respectively, and $20,000 and $0 for the six and three months ended April 30, 2005, respectively, and is presented as officer's salary in the accompanying condensed consolidated statements of operations.

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

In December 2005, the defendants named in the complaint filed by the Company in September 2005 in the Superior Court of the State of California in Los Angeles County (see text above under the caption "Complaint against E&S") filed a demurrer with respect to some of the causes of action set forth and some of the defendants named in the complaint on the grounds that the complaint failed to state a claim on which relief can be granted. In February 2006, the defendants' demurrer was granted with respect to certain causes of action and defendants, and the Company was granted leave to amend its original complaint.

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

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - NOTES PAYABLE

On September 23, 2005, the Company entered into a loan agreement with Yeshiva Rabbi Solomon Kluger (the "Lender") pursuant to which the Lender made an initial loan evidenced by a promissory note payable by the Company in the principal amount of $60,000. The loan bears interest at the annual rate of 6.0% and repayment of the principal amount of the loan and interest accrued thereon is due on the 120th day after the closing under the loan agreement. If the Company fails to timely repay the loan, then for each 30 day period for which the loan remains outstanding the Company shall issue to the Lender a warrant to purchase the number of shares of the Company's common stock equal to (subject to reverse split) the amount outstanding under the loan and otherwise having terms and conditions identical to the warrant issued at the closing described below. The initial loan became due on January 21, 2006, subject to a 90-day grace period that ended on April 21, 2006. The Company did not repay the note on January 21, 2006 (see Note 10). In consideration of the Lender making the initial loan to the Company, the Company issued to the Lender a warrant to purchase 83,333 shares of the Company's common stock, exercisable for two years, at an exercise price of $0.78 per share. The loan agreement provides that, at any time until the initial loan becomes due, the Lender may make additional loans to the Company on terms and subject to conditions identical to those of the initial loan and in amounts to be agreed upon by the Company and the Lender. In consideration of making any such additional loan, the Company shall issue to the Lender a warrant to purchase the number of shares of the Company's common stock equal to 1.67 times the principal amount of that additional loan and otherwise having terms and conditions identical to the initial warrant.

During October 2005, the Lender made additional loans to the Company in the principal amount of $10,000, in consideration of which Company issued to the Lender a warrant to purchase 16,667 shares of the Company's common stock, otherwise having terms and conditions identical to the initial warrant. This additional loan became due in February 2006, subject to a 90-day grace period that ended in May 2006. The Company did not repay the note in May 2006 (see Note
10).

In November and December 2005 and January 2006, the Company borrowed an aggregate $20,000 in additional loans from the Lender under the loan agreement. In consideration of these additional loans, the Company issued the Lender warrants to purchase an aggregate of 33,333 shares of the Company's common stock, having terms and conditions identical to those of the initial warrant issued to the Lender. These additional loans became due in March, April, and May 2006, respectively, subject to a 90-day grace period that ended/ends in June, July, and August 2006, respectively. The Company did not repay the note due in June 2006 (see Note 10).

In February 2006, the Company and the Lender amended the terms of the loan agreement to extend the maturity of the initial loan for an additional 90 days. In consideration of that extension, the Company issued the Lender a warrant to purchase 30,000 shares of the Company's common stock, exercisable for two years at an exercise price of $0.30 per share, and reduced the exercise price of each warrant previously issued to the Lender under the loan agreement to $0.30.

In February and March 2006, the Company borrowed an aggregate $20,000 in additional loans from the Lender under the loan agreement. These additional loans are due in June and July 2006, respectively, subject to a 90-day grace period that ends in September and October 2006, respectively. In consideration of these additional loans, the Company issued the Lender warrants to purchase an aggregate of 33,333 shares of the Company's common stock, having terms and conditions identical to those of the initial warrant issued to the Lender.

At April 30, 2006, the aggregate amount outstanding under the loan agreement was $110,000.

In connection with the Exchange Offer discussed below, the Company issued promissory notes in the aggregate principal amount of $456,000 in consideration for the purchase of 608,000 pre-split shares of common stock and cancellation of warrants to purchase 608,000 pre-split shares of the Company's common stock that were issued in connection with the 2004 Private Placement referred to in Note 9 below. By their terms, the notes automatically convert into the Company Series A convertible preferred stock ("Series A") at a rate equal to one share of Series A for each $1 in note principal. The notes further provides that if the Company does not obtain authority to issue Series A by June 30, 2006, then the notes are to convert into the number of shares of common stock that provided the consideration for the note (See Note 10).

The holders of these notes are not subject to the reverse split referred to in
Note 9 below.

                  CELL POWER TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 NOTE 9 - MERGER AGREEMENT

The Company entered into an Agreement and Plan of Merger dated as of March 17, 2006 (the "Merger Agreement") with Portagy Acquisition Corp., a Florida corporation and wholly-owned subsidiary of the Company (the "Acquisition Sub"), and Portagy Corp., a Delaware corporation ("Portagy"), pursuant to which the Acquisition Sub will merge into Portagy. In consideration of the Merger, the Company will issue up to (i) 15,706,157 shares of its Common Stock in exchange for all of the issued and outstanding shares of Portagy, and (ii) 13,323,818 warrants to purchase its Common Stock in exchange for all of the outstanding options and warrants of Portagy. The number of shares of Common Stock and warrants to be issued assumes that Portagy will sell all $500,000 of securities it is currently offering. The Merger Agreement provides that consummation of the Merger is conditional upon the satisfaction of a number of conditions including
(i) the cancellation of 1,500,000 shares of the Company's common stock currently outstanding and (ii) the reverse split of each outstanding share of the Company's common stock on a 1-for-6 basis. The reverse split was effected on April 10, 2006.

In connection with the proposed Merger, the Company offered to the participants of the Company's private placement in 2004 (the "2004 Private Placement") to exchange its promissory notes for up to 2,945,560 pre-split shares of its common stock as well as warrants to purchase an equivalent amount of shares issued to participants in the 2004 Private Placement (the "Exchange Offer"). The Exchange Offer terms provide that the holders of the units that were purchased in the 2004 Private Placement, where each unit was comprised of 24,000 shares of common stock and warrants to purchase an additional 24,000 shares, could exchange each such unit for the Company's convertible note in the principal amount of $24,000. By their terms, the notes automatically convert into the Company's Series A convertible preferred stock at a rate equal to one share of Series A for each $1 in note principal if the Company is able to amend its articles of incorporation to provide for the authority to issue such preferred stock within 12 months of the note's issuance. Upon acceptance of the exchange offer, the warrants issued in the 2004 Private Placement are cancelled.

As of April 30, 2006, the holders of only 608,000 pre-splitshares of common stock that were purchased in the 2004 Private Placement accepted the Exchange Offer. As a result, the 608,000 pre-split warrants held by these 2004 Private Placement investors were also cancelled and the remaining shares and warrants held by 2004 investors who did not participate in the exchange offer were subject to the reverse split. The Company and Portagy have extended the period for the exchange offer to enable other investors in the 2004 Private Placement to participate. Upon the effectiveness of the Merger, Portagy will become a wholly-owned subsidiary of the Company and the current shareholders of Portagy will own approximately 78% of the Company's common stock then outstanding and approximately 75% of the Company's common stock on a fully diluted basis. The Merger is expected to be treated for accounting purposes as a reverse acquisition. These percentages assume all $500,000 is raised by Portagy as referred to in the above paragraph.

The Merger Agreement may be terminated by the Company or Portagy at any time before the effective date of the Merger upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement originally provided that it could be terminated by either party if the effective date of the Merger did not occur on or before March 31, 2006, unless the Company and Portagy agreed to extend that date. The Company, the Acquisition Sub and Portagy entered into an amendment to the Merger Agreement extending the effective time to July 15, 2006 and thereafter into a subsequent amendment extending the effective date to July 31, 2006.

NOTE 10 - SUBSEQUENT EVENTS

Notes Payable


In June 2006, at the request of the Company, the Lender agreed to extend the maturity of the initial and subsequent loans for an additional 90 days.

In May-June 2006, the Company borrowed an aggregate $10,000 in additional loan from the Lender under the loan agreement (see Note 8). These additional notes payable are due in July-September 2006, respectively. In consideration of these additional loans, the Company issued the Lender warrants to purchase an aggregate of 16,667 shares of the Company's common stock, having terms and conditions identical to those of the initial warrant issued to the Lender.

In May and June 2006, holders of an additional 496,003 pre-split shares that were purchased in the 2004 Private Placement accepted the Exchange Offer, resulting in the cancellation of warrants to purchase 496,003 pre-split shares of the Company's common stock that were issued in such private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

      The following analysis of the financial condition of the Cell Power Technologies, Inc. should be read in conjunction with the condensed consolidated financial statements included elsewhere herein. All statements in this Form 10-QSB related to Cell Power Technologies, Inc. and Subsidiaries ongoing financial operations and expected future results constitute forward-looking statements. The actual results may differ materially from those anticipated or expressed in such statements.

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

Recent Developments

      On March 17, 2006, we entered into an agreement and plan of merger (the "Merger Agreement") with Portagy Acquisition Corp, a Florida corporation and our wholly owned subsidiary ("Acquisition Sub"), and Portagy Corp., a Delaware corporation ("Portagy"), pursuant to which the Acquisition Sub will merge into Portagy. The Merger Agreement provides that consummation of the Merger is conditional upon the satisfaction of a number of conditions including (i) the cancellation of 1,500,000 shares of our common stock currently outstanding and
(ii) the reverse split of each remaining outstanding share of our common stock on a 1-for-6 basis. The reverse split was effected as of April 10, 2006. Following the reverse split, we have 5,359,593 shares of common stock issued and 5,258,260 shares of common stock outstanding.

      In connection with the proposed Merger, the Company offered to the participants of the Company's private placement in 2004 (the "2004 Private Placement") to exchange its promissory notes for up to 2,945,560 pre-split shares of its common stock as well as warrants to purchase an equivalent amount of shares issued to participants in the 2004 Private Placement (the "Exchange Offer"). The Exchange Offer terms provide that the holders of the units that were purchased in the 2004 Private Placement, where each unit was comprised of 24,000 shares of common stock and warrants to purchase an additional 24,000 shares, could exchange each such unit for the Company's convertible note in the principal amount of $24,000. By their terms, the notes automatically convert into the Company's Series A convertible preferred stock at a rate equal to one share of Series A for each $1 in note principal if the Company is able to amend its articles of incorporation to provide for the authority to issue such preferred stock within 12 months of the note's issuance. Upon acceptance of the exchange offer, the warrants issued in the 2004 Private Placement are cancelled. The notes further provide that if the Company does not obtain authority to issue Series A by June 30, 2006, then the notes are to convert into the number of shares of common stock that provided the consideration for the note. As of April 30, 2006, only the holders of 608,000 pre-split shares of common stock participated and received convertible notes. In May and June 2006, holders of an additional 496,003 pre-split shares that were purchased in the 2004 Private Placement accepted the Exchange Offer, resulting in the cancellation of warrants to purchase 496,003 pre-split shares of the Company's common stock that were issued in such private placement. Because we did not have authority to issue preferred stock by June 30, 2006, these notes converted back into 1,104,003 shares of common stock. Upon the effectiveness of the Merger, Portagy will become our wholly-owned subsidiary and the current shareholders of Portagy will own approximately 78% of our common stock then outstanding. This percentage assumes that Portagy will sell all $500,000 of securities it is currently offering.

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

      E&S also granted Global Link the right to serve as exclusive sub-distributor in Latin America and as a distributor for the United States, Mexico and Canada. Sales by E&S in Latin America must be pre-approved by Global Link. Global Link's license agreement expires in February 2013, subject to any extension in the original license agreement between E&S and Jumpit.

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

RESULTS OF OPERATIONS

      We are considered a development stage company and have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company. As of April 30, 2006, we had an accumulated deficit of $2,523,451.

      REVENUES. We currently generate revenues from the collection of royalties payable to us based on the net number of Cellboost units sold by E&S in North America, Mexico, Puerto Rico, the US Virgin Islands, the Caribbean and Israel. These royalty payments are divided between two categories, sales to retailers and sales to distributors. Royalty rates per unit payable to us with respect to sales by E&S to retailers and distributors are $0.10 and $0.05, respectively. Revenues from royalties were $14,098 and $29,910 for the six months ended April 30, 2006 and 2005, respectively. The decrease was primarily attributable to a reduction of new Cellboost units sold by E&S. Revenues from the distribution of the Cellboost product were $0 and $164,445 for the six months ended April 30, 2006 and 2005, respectively. The decrease was attributable to a reduction of Cellboost units sold by the Company.

      COST OF GOODS SOLD. Costs of goods sold, consisting of production costs and amortization of intangibles, were $15,000 and $166,420 for the six months ended April 30, 2006 and 2005, respectively. This decrease was attributable to a decrease in product costs resulting from zero units sold by the Company.

      OPERATING EXPENSES. Our operating expenses for the six months ended April 30, 2006 and 2005 amounted to $339,840 and $543,479, respectively. For the six months ended April 30, 2005, the Company's operating expenses principally comprised of consulting fees, professional fees, and officer's salary. For the same period in 2006, the Company's operating expenses included approximately $102,000 of consulting and marketing costs and an impairment charge of $202,510. The decrease is primarily attributable to the amendment of our employment agreement with our President and Chief Executive Officer pursuant to which, beginning in January 2005 and through the term of the agreement, he is not entitled to a salary and to our consultants agreeing to waive their consulting fee for the six months ended April 30, 2006.

      OTHER (INCOME) EXPENSES. Other (income) expenses, consisting of interest expense (income), were $40,980 and $(1,107) for the six months ended April 30, 2006 and 2005, respectively. This increase in other net expenses was primarily attributable to interest expense incurred as a result of the issuances of note payables, write off of accounts receivable, and impairment of intangible assets.

      NET LOSS. Net loss for the six months ended April 30, 2006 and 2005 was $381,722 and $514,437, respectively. This decrease in the net loss was primarily attributable to a reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Cash balances totaled $658 as of April 30, 2006 compared to $2,404 as of October 31, 2005.

      Net cash used in operating activities was $49,374 for the six months ended April 30 2006 compared to $535,191for the corresponding period in 2005. The decrease in cash used in operations is primarily attributable to a reduction in operating expenses achieved as a reduction in fess paid to our consultants and other operating expenses.

      Net cash used in investing activities was $0 for the six months ended April 30, 2006 and 2005.

      Net cash provided by financing activities was $40,000 for the six months ended April 30, 2006 and $0 for the corresponding period in 2005. Cash provided by financing activities during these periods primarily consisted of proceeds from notes payable.

      To date, we have funded our operations primarily through the sales of our securities and loans from others.

      In September 2005, we entered into a loan agreement with Yeshiva Rabbi Solomon Kluger (the "Lender") pursuant to which the Lender made an initial loan evidenced by a promissory note payable by us in the principal amount of $60,000. The loan bears interest at the annual rate of 6.0% and repayment of the principal amount of the loan and interest accrued thereon is due on the 120th day after the closing under the loan agreement. In consideration of the Lender making the initial loan to us, we issued to the Lender a warrant to purchase 83,333 shares of our common stock, exercisable for two years, at an exercise price of $0.78 per share. If we fail to timely repay the loan, then for each 30 day period for which the loan remains outstanding we are obligated to issue to the Lender a warrant to purchase the number of shares of our common stock equal to (subject to the reverse split) the amount outstanding under the loan and otherwise having terms and conditions identical to the warrant issued at the closing. At any time until the initial loan becomes due, the Lender may make additional loans to us on terms and subject to conditions identical to those of the initial loan and in amounts to be agreed upon. In consideration of making any such additional loan, we are obligated to issue to the Lender a warrant to purchase the number of shares of the our common stock equal to 1.67 times the principal amount of that additional loan and otherwise having terms and conditions identical to the initial warrant. Between November 2005 and January 2006, we raised an additional in aggregate $20,000 from the Lender. Those additional loans are due in March, April and May 2006. In February 2006, the loan agreement was amended to extend the maturity of the initial loan for an additional 90 days. In consideration of that extension, we issued the Lender a warrant to purchase 30,000 shares of our common stock, exercisable for two years at an exercise price of $0.30 per share, and reduced the exercise price of each warrant previously issued to the Lender under the loan agreement to $0.30. In February and March 2006, we borrowed an additional $20,000 from the Lender under the loan agreement. These additional notes payable are due in June and July 2006 respectively. In consideration of these additional loans, we issued the Lender warrants to purchase an aggregate of 33,333 shares of our common stock, having terms and conditions identical to those of the initial warrant issued to the Lender. The additional note in the principal amount of $2,500 due in March 2006 was not repaid when due. In June 2006, at the request of the Company the Lender agreed to extend the initial and subsequent loans for an additional 90 days. Additionally in May-June 2006, we borrowed in aggregate an additional $10,000 from the Lender, which notes will become due in July-September 2006. In consideration of these additional loans, we issued the Lender warrants to purchase an aggregate of 16,667 shares of our common stock, having terms and conditions identical to those of the initial warrant issued to the Lender.

      Pursuant to a private placement commenced in May 2004 and completed in October 2004, we raised aggregate gross proceeds of approximately $2,210,000 ($2,007,000 net of offering costs) from the sale of 92.08 units of our securities, with each unit comprised of 5,333 shares of common stock and three year warrants for an additional 5,333 shares of common stock with a per share exercise price of $7.50.The investors in this offering were subject to the exchange offer referred to above and in Note 9 to the financial statements. We also raised an additional $50,000 during fiscal 2004 from the sale of other securities.

      Our existing cash resources are nil. We require additional funds to continue to meet our liquidity needs and satisfy our current business plan. We will need to raise additional funds to pay existing current liabilities as they come due, as well as to meet our operating requirements, prior to the receipt of revenues from operations. Management is currently focusing on closing on the Merger Agreement with Portagy. If the Company is unable to close the Merger Agreement, the Company will need to raise additional funds through financings or other avenues such as loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements to reactivate its business. We have no commitments for any additional funding and we cannot assure you that we will be able to raise additional funds on commercially acceptable terms or at all. Unless we can raise needed capital or experience a significant increase in royalty income payable to us by E&S, we will need to cancel or further delay our efforts to establish and expand a marketing presence for Cellboost in South and Latin America.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Upon adoption of this pronouncement the Company anticipates using the modified prospective method and may need to record additional stock compensation expense. The Company does not believe that the adoption of SFAS No. 123R will have a significant effect on its financial statements.

      In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on its financial statements.

      In September 2005, the FASB ratified EITF 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The adoption of this pronouncement did not have a material effect on the Company's financial statements.

      In September 2005, the FASB also ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to SFAS No. 154 to all instruments with a beneficial conversion feature accounted for under EITF Issue 00-27 included in financial statements for annual reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements. The Company does not believe that the adoption of EITF Issue No. 05-8 will have a significant effect on its financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraphs set forth certain information with respect to all securities sold by us within the three months ended April 30, 2006 without registration under the Securities Act.

      Pursuant to the exchange offer, we issued convertible notes to the investors in our 2004 private placement who accepted the exchange offer and cancelled 608,000 pre-split shares of common stock and 608,000 pre-split warrants. The notes were to be convertible into shares of preferred stock if we had authority to issue preferred stock by June 30, 2006. Because we did not obtain the authority, on July 1, 2006 the notes converted into 608,000 pre-split shares of common stock. The warrants exchanged were not reissued.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 under such Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the notes and will be placed on the share certificates issued in the above transaction. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act. All recipients had adequate access to information about our company. None of the transactions described above involved general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1 Agreement and Plan of Merger dated as of March 17, 2006 with Portagy Acquisition Corp., a Florida corporation and the wholly-owned subsidiary of the Company, and Portagy Corp., a Delaware corporation, .

10.2  Exchange Offer

10.3 Form of Convertible Note

31. Rule 13a-14(a) / 15d-14(a) Certification

32. Section 1350 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed by the undersigned thereunto duly authorized.

    DATE: July 18, 2006               CELL POWER TECHNOLOGIES, INC.

                        /s/ JACOB HERSKOVITS
                        -----------------------------
                        JACOB HERSKOVITS
                        CHIEF EXECUTIVE OFFICER
                        (AND PRINCIPAL FINANCIAL AND
                        ACCOUNTING OFFICER)